Form 10-K
period 2019-12-31
LGL Systems Acquisition Corp.
filed 2020-03-19
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2019

Commission File Number 001-39125

LGL SYSTEMS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-4599446
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

165 W. Liberty St., Suite 220 Reno, NV	89501
(Address of principal executive offices)	(zip code)

(775) 393-9113

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	DFNS.U	The New York Stock Exchange
Class A common stock, $0.0001 per share	DFNS	The New York Stock Exchange
Redeemable warrants, exercisable for shares of Class A common stock at an exercise price of $11.50 per share	DFNS WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 19, 2020, there are 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated November 6, 2019, as filed with the Securities and Exchange Commission on November 12, 2019, pursuant to Rule 424(b)(4) (SEC File Nos. 333-234124 and 333-234550) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete an initial business combination;
●	pool of prospective target businesses;
●	failure to maintain the listing on, or the delisting of our securities from, the New York Stock Exchange or an inability to have our securities listed on the New York Stock Exchange or another national securities exchange following our initial business combination;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	public securities’ potential liquidity and trading;
●	lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

LGL SYSTEMS ACQUISITION CORP.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to LGL Systems Acquisition Corp.

We are a blank check company formed under the laws of the State of Delaware on April 30, 2019. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we are currently focusing our search for target businesses in the defense, aerospace and communication industries.

On November 12, 2019, we consummated our initial public offering (“IPO”) of 17,250,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 2,250,000 Units, generating gross proceeds of $172,500,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,200,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to LGL Systems Acquisition Holding Company, LLC (the “Sponsor”), generating gross proceeds of $5,200,000.

On December 20, 2019, we received a delisting letter from The Nasdaq Stock Market LLC (“Nasdaq”). We appealed the delisting letter to the Nasdaq Hearings Panel (“Panel”) and on February 12, 2020, the Panel issued its decision (“Decision”) to grant our request for continued listing, based on its finding that we had met the requirements for listing on Nasdaq. The Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review the Decision until March 28, 2020. Notwithstanding the foregoing, effective March 13, 2020, we transferred the listing of our securities to the New York Stock Exchange (“NYSE”). Our units, Class A common stock and warrants are now listed on the NYSE under the symbols “DFNS.U,” “DFNS” and “DFNS WS,” respectively.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated November 6, 2019, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 6, 2019, incorporated by reference herein. There have been no material changes to such risk factors except as follows:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 165 W. Liberty St., Suite 220, Reno, NV 89501. The cost for this space is included in the $10,000 per-month fee LGL Systems Nevada Management Partners LLC, an affiliate of our Sponsor, charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, Class A common stock and warrants are listed on the NYSE under the symbols DFNS.U, DFNS and DFNS WS, respectively.

Holders

As of March 17, 2020, there were 1 holder of record of our units, 1 holder of record of our common stock and 2 holders of record of our warrants. We believe we have in excess of 400 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

On November 12, 2019, we consummated the IPO of 17,250,000 Units, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-234124 and 333-234550). The registration statements were declared effective on November 6, 2019.

Simultaneously with the closing of the IPO, we consummated the sale of 5,200,000 warrants at a price of $1.00 per Private Warrant in a private placement to the Sponsor, generating gross proceeds of $5,200,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the IPO, except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchaser or its permitted transferees. The purchaser of Private Warrants has agreed not to transfer, assign, or sell any of the Private Warrants or Class A Common Stock underlying the Private Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination.

Of the gross proceeds received from the IPO, the exercise of the over-allotment option and the sale of the Private Warrants, $172,500,000 was placed in the trust account established in connection with the IPO.

We paid a total of $3,450,000 in underwriting discounts and commissions and $484,162 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $6,037,500 in underwriting discounts and commissions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on April 30, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we are currently focusing our search for target businesses in the defense, aerospace and communication industries. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 30, 2019 (inception) through December 31, 2019 were organizational activities, those necessary to prepare for the IPO, described below, and searching for a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 30, 2019 (inception) through December 31, 2019, we had a net loss of $102,604, which consists of operating and formation costs of $256,567, offset by interest income on marketable securities held in the trust account of $126,688 and a benefit for income taxes of $27,275.

In December 2019, our board of directors approved the formation of an advisory committee to be comprised of individuals who will assist management and the board in all aspects of our operations including activities aimed at effecting an initial business combination.

Liquidity and Capital Resources

On November 12, 2019, we consummated the IPO of 17,250,000 Units at a price of $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,200,000 Private Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,200,000.

Including payments for certain prepaid assets such as liability insurance, total payments paid on or soon after the IPO totaled $4,185,959 which was materially in line with our estimated amount of $4,200,000. However, actual liability insurance was underestimated by $124,998 while miscellaneous costs was overestimated by $119,228.

Following the IPO and the sale of the Private Warrants, a total of $172,500,000 was placed in the trust account. We incurred $9,971,662 in transaction costs, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $484,162 of other offering costs.

As of December 31, 2019, we had marketable securities held in the trust account of $172,626,688 (including approximately $127,000 of interest income) consisting of shares of a money market fund that invests primarily in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2019, we did not withdraw any interest earned on the trust account.

For the period from April 30, 2019 (inception) through December 31, 2019, cash used in operating activities was $269,622. Net loss $102,604 was affected by interest earned on marketable securities held in the trust account of $126,688 and a deferred tax benefit of $27,275. Changes in operating assets and liabilities used $13,055 of cash for operating activities.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business ombination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on November 5, 2019 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

The underwriters are entitled to deferred fee of $0.35 per Unit, or $6,037,500. The deferred fee will be forfeited by the underwriters solely in the event that we fail to complete a business combination within the required time period, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. Our net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the trust account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2019, we were not subject to any market or interest rate risk. The net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Executive Officers
Marc Gabelli	51	Chairman and Chief Executive Officer
John Mega	66	President
Robert “Rob” LaPenta	50	Executive Vice President and Chief Financial Officer
Non-Executive Officers
Timothy Foufas	51	Vice President and Chief Operating Officer
George Anthony Bancroft II	44	Vice President
Hendi Susanto	46	Vice President
Patrick Huvane	52	Vice President, Finance and Accounting
Independent Directors
Mary Gallagher	54	Director
Michael Ferrantino	48	Director
Michael Martin	46	Director

Marc Gabelli has served as a member of our Board of Directors since our inception and Chairman of the Board of Directors and Chief Executive Officer since September 2019. Mr. Gabelli has served as President and Director of GGCP, Inc., the parent company of GAMCO Investors, Inc. (GBL:NYSE) since 1999, and director of Associated Capital Group, Inc. (AC:NYSE) at its formation through to 2017. He is the Chairman of Teton Advisors, Inc. (TETA:OTC) since 2018, and The LGL Group (LGL: NYSE American) since 2017, Chairman of Gabelli Merger Plus Trust PLC (GMP:LSE) since 2017. Mr. Gabelli has been Co-Chief Executive Officer of Gabelli Securities International Ltd. since 1994, Managing Partner of Horizon Research of New Delhi India since 2012 and Director and Managing Partner of Swiss based GGCP since 2012 and GAMA Funds Holdings GmbH since 2010. He is also Chairman and Chief Executive of Gabelli & Partners Italia Srl. and Gabelli Value for Italy SPA (VALU: IM), a Milan stock exchange listed corporation since 2018, and a director of Gabelli Merger Plus+ Trust, PLC (GMP: LSE), a London Stock Exchange listed company. As a fund manager since 1990, Mr. Gabelli’s focus is global value investments with portfolio assignments including alternative and traditional asset management. He manages alternative investment portfolios and the group’s investment companies trading on the London Stock Exchange. He has managed several Morningstar five star mutual funds, and a Lipper #1 ranked global equity mutual fund. In corporate matters, he assisted on group restructurings, including GAMCO’s initial public offering and the subsequent formation of AC. He built the hedge fund platform of the group’s indirect wholly-owned subsidiary, Gabelli & Partners, LLC, and expanded the business internationally, opening the GAMCO London and Tokyo offices. In 2001, he also formed and served as General Partner of OpNet Partners, a Gabelli venture capital fund focused on optical networking technologies. He is also a Director of LICT Corporation (LICT: OTC). Mr. Gabelli is active in a variety of charitable educational efforts in the United States, Europe and the United Kingdom.

He began his career in equity research and arbitrage for Lehman Brothers International. He is a member of the New York Society of Security Analysts. He received a MBA from the Massachusetts Institute of Technology and is a graduate of Harvard University with a Master’s degree in Government, and from Boston College with a Bachelor’s degree in economics. We believe Mr. Gabelli is qualified to serve on our board of directors due to his business experience and contacts and relationships.

John Mega has served as our President since September 2019. Mr. Mega was an original founding member of L3. Mr Mega built and managed several divisions at L3 since its formation in 1997 after spinning off from Lockheed Martin. Prior to his retirement in 2018, he was a corporate Senior Vice President and President of L3’s Communication Systems, one of the four L3 major business segments. Earlier in his career, he had been President of L3’s Microwave Group, President of Narda Microwave, President of Logimetrics, Inc, Chief Financial Officer and Vice President of at Lockheed Martin Corp’s Tactical Defense Systems, Group Controller at Loral Corp and a principal at Raytheon Company (RTN:NYSE). He received a Bachelor’s degree from Boston College and is a member of American Mensa Ltd.

Robert “Rob” LaPenta has served as our Executive Vice President and Chief Financial Officer since September 2019. Mr. LaPenta has an extensive career spanning over 25 years in finance, accounting, consulting, capital markets origination, equity trading, asset allocation and mergers and acquisitions and will be active in transaction sourcing, processing and execution. Mr. LaPenta began his career as a Senior Associate at Coopers & Lybrand as a CPA responsible for managing audits, consulting, M&A due diligence and special project engagements for multiple clients in various industries. Mr. LaPenta transitioned full time into the investment banking sector spending the next 13 years focused on trading and capital market activities culminating in the role of Managing Director and Co-head of Equity Trading at Bank of America Securities, LLC where he managed the firm’s equity capital commitment, proprietary trading, secondary offerings and risk management within cash trading. In 2007, Mr. LaPenta joined L-1 Identity Solutions, Inc. as Vice President of Mergers and Acquisitions and Corporate Strategy. Mr. LaPenta managed the firms M&A processes from sourcing, structuring, valuation, diligence and financing of multiple transactions with the most notable being the negotiation of the $1.6b sale of L-1 to Safran and BAE Systems. Following the sale of L-1, Mr. LaPenta became a Partner of Aston Capital an alternative asset management firm of the LaPenta family office. and co-founded the Boundary Group, an investment firm focused on private investments in the aerospace, defense, and intelligence markets. Mr. LaPenta has previously served on the Board of Directors at Revolution Lighting Technologies, Inc. (RVLT: OTC), AFIX Technologies and The Radiant Group and currently presides over the Audit Committee for TherapeuticsMD (TXMD: Nasdaq) (Audit Committee Chair), is a Board observer for Amergint Technologies and sits as an Audit Committee member for St. David’s School New York City. Mr. LaPenta graduated from Boston College with a Bachelor’s degree in Accounting and Finance and has been a registered CPA (inactive) in the State of New York.

Timothy Foufas has served as our Vice President and Chief Operating Officer since September 2019 and previously served as our Chief Executive Officer from our inception until September 2019. Mr. Foufas has had a longstanding relationship with the Gabelli organization since 1997 when he served as an analyst at Gabelli & Company Inc. covering multiple industries and reporting directly to Mario Gabelli. He has also been a member of the Board of The LGL Group, Inc. (LGL:NYSE American) since 2007 and former board member of certain affiliates of the Gabelli organization. Mr. Foufas has a diverse background, including experiences in industries such as technology, real estate, gaming, consumer products, and financial services. Since 2005, he has served as Managing Partner of Plato Foufas & Company LLC, a financial services company, where he oversees all investment and management activities of the firm. Prior to the successful divestiture of its investment portfolio, Mr. Foufas also served as President of Levalon Properties LLC, a real estate property management company and as Senior Vice President of Bayshore Management Company LLC. Prior to joining Bayshore, he was the Director of Investments at Liam Ventures Inc., a private equity investment firm, where he was responsible for its venture capital and buyout investments. Mr. Foufas holds a MBA from Northwestern University’s Kellogg Graduate School of Management and a Bachelor’s degree from Boston College. Mr. Foufas is active in various civic institutions in Chicago having been a founding board member of Auxiliary Board of the John G. Shedd Aquarium and is currently a Sustaining Guild Board Member of Boys & Girls Clubs of Chicago.

George Anthony Bancroft II has served as our Vice President since our inception. He is the Aerospace & Defense team leader in research for GAMCO Investors. Mr. Bancroft and his team run the Gabelli Aerospace & Defense annual institutional investment conference, now entering its 25th year. He has been an analyst as part of the Gabelli group industrial team since 2009. Prior to Gabelli, Mr. Bancroft was in the United States Marine Corp., where he remains currently active, serving as a Lieutenant Colonel in the Marine Corps Reserve. Mr. Bancroft was an F/A-18 Fighter Pilot in the Marine Corps from May 1998 to July 2009, during which time he had extensive leadership experience in aviation operations, logistics, and maintenance. Mr. Bancroft received a Bachelor’s degree in Systems Engineering from the United States Naval Academy and an MBA in Finance and Economics from Columbia Business School.

Hendi Susanto has served as our Vice President since our inception. He has been Vice President, Equity Research, at Gabelli since August 2007 and has also been a Portfolio Manager at GAMCO Investors, Inc. since December 2015. Mr. Susanto joined the Board of Directors of The LGL Group, Inc. (LGL: NYSE American) in June 2016. Prior to 2007, Mr. Susanto worked as an Analyst at Silicon Laboratories (SLAB:NASD) and a supply chain management consultant in the technology sector at JDA Software. Mr. Susanto received a Bachelor’s degree summa cum laude in Chemical Engineering from the University of Minnesota, an MS in Chemical Engineering from MIT, with a minor in Quantitative Finance from MIT Sloan, and an MBA in Finance from the Wharton school.

Patrick Huvane has served as our Vice President, Finance and Accounting since September 2019, and previously served as our Chief Financial Officer from our inception until September 2019. Mr. Huvane has served as the Chief Financial Officer of Teton Advisors, Inc. (TETA:OTC) since 2019. Mr. Huvane has also served as Senior Vice President, Business Development of The LGL Group, Inc. (LGL: NYSE American) since April 2019. Mr. Huvane has a broad background in finance working in publicly traded companies including due diligence for acquisitions. He was Vice President, Finance of Standard Diversified Inc. (NYSE American: SDI) from December 2018 to April 2019. From November 2007 to December 2018, Mr. Huvane was employed by Tiptree Inc. (NASD: TIPT), a diversified holding company that operates across multiple industry sectors with a focus on financial services such as insurance, real estate, asset management, and specialty finance. Mr. Huvane served in various capacities including Chief Accounting Officer. Prior to joining Tiptree in 2007, Mr. Huvane was Controller at Axon Financial Services, Inc. from 2006 to 2007. For the five years prior to joining Axon, Mr. Huvane was employed at Fletcher Asset Management, Inc. and held positions of increasing responsibility, including as Chief Financial Officer and Chief Compliance Officer. Prior to joining Fletcher, Mr. Huvane held positions of increasing responsibility at large financial institutions such as Credit Suisse and Sumitomo Bank. He began his career as an auditor at Ernst & Young in 1990. Mr. Huvane received a Bachelor’s degree from Manhattan College where he was a part-time adjunct faculty member of its Department of Economics & Finance from 2008 to 2009. He received his MBA from New York University. Mr. Huvane is a Certified Public Accountant in New York and is also a CFA charterholder.

Mary E Gallagher has served as a member of our board of directors since September 2019. Ms. Gallagher served as Chief Financial Officer for Wheels Up from 2016 to 2018. Wheels Up is a membership-based private aviation company. Prior to joining Wheels Up, Ms. Gallagher spent 12 years with United Technologies Corporation (NYSE: UTX), a global leader in aerospace and building technologies. Ms. Gallagher held a variety of top financial roles at UTX, most recently as CFO of Sikorsky Aircraft from November of 2013 through June of 2016. From 1996 to 2004 Ms. Gallagher served as the VP Controller and Chief Accounting Officer of Olin Corporation (NYSE: OLN), a global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Prior to joining Olin, Ms. Gallagher spent 9 years with KPMG in various positions in the audit, mergers/acquisitions, consulting and training groups. Ms. Gallagher graduated from the University of Vermont in 1987 with a Bachelor’s degree in Accounting and earned her MBA from the Massachusetts Institute of Technology in 2008 as a UTC sponsored participant in the Sloan Fellows Program. Ms. Gallagher is a Certified Public Accountant in New York. We believe Ms. Gallagher is qualified to serve on our board of directors due to her business experience and contacts and relationships as well as her background as a CPA.

Michael J. Ferrantino has served as a member of our Board of Directors since September 2019. Mr. Ferrantino has served on the board of directors of The LGL Group (LGL: NYSE American) since 2019. Since 2015, Mr. Ferrantino has served as Chief Executive Officer for InterEx Inc., a full-service company specializing in the design, fabrication, management and service of custom exhibit spaces for the trade show retail and museum markets. From 2012 to 2014, Mr. Ferrantino was a Vice President at CTS Corporation (NYSE: CTS), a leading designer and manufacturer of electronic components and sensors, as well as a provider of electronics manufacturing services to manufacturers in the automotive, communications, medical, defense and aerospace industries. Prior to this, Mr. Ferrantino spent 11 years at Valpey-Fisher Corporation (NASDAQ:VPF); a company specializing in the marketing, design, and manufacture of high-accuracy frequency control subsystems used in digital and optical telecommunications systems. Mr. Ferrantino served in several leadership roles at VPF; most recently as the President and Chief Executive Officer. Previously, Mr. Ferrantino served as Vice President at Performax, Inc. from 2001to 2003. Performax is a company that specialized in the design, administration, and management of fully customized health and benefit plans. From 2000 to 2001, Mr. Ferrantino was a Vice President at Bicycle Health Benefits, Inc. after beginning his career at Eaton Corporation as a Product Marketing Manager. Mr. Ferrantino currently serves on the board of directors of The Gabelli Equity Trust Inc. and Gabelli Utility Trust. Mr. Ferrantino graduated from Rensselaer Polytechnic Institute in 1994 with a Bachelor’s degree in Materials Engineering and earned his MBA from Loyola College in 2003. We believe Mr. Ferrantino is qualified to serve on our board of directors due to his business experience and contacts and relationships.

Michael C. Martin has served as a member of our Board of Directors since September 2019. Mr. Martin is a cofounder and Managing Partner of Herndon Capital, a Washington, D.C. based private equity firm founded in 2019 and focused on companies within the national security and defense sectors. Prior to founding Herndon Capital, Mr. Martin was a portfolio manager with UBS O’Connor, a $6 billion multi strategy global hedge fund, where he managed a long short equity portfolio and led the investment team through 600 initial public offerings and private placements, from 2012 to 2018. Prior to O’Connor, Mr. Martin was a Director on the convertible securities team at Bank of America Merrill Lynch. Mr. Martin served as the co-leader of the Bank of America Metro New York Veterans Group and was part of the leadership team that brought together five of the nation’s largest banks to create VOWS (Veterans on Wall Street) with the mission of supporting transitioning military veterans into the private sector. As a Navy SEAL officer, Mr. Martin served worldwide in several leadership roles as the operations officer of two SEAL Teams and as a deployed task unit commander. Mr. Martin conducted several deployments to include Afghanistan and Iraq and was awarded numerous combat awards and medals including the Bronze Star with Valor. Mr. Martin received a Bachelor’s degree in Mathematics with merit from the United States Naval Academy and currently serves as Vice Chairman of the Board of Directors on the Navy SEAL Foundation. We believe Mr. Martin is qualified to serve on our board of directors due to his business and board experience, contacts and relationships.

Number and terms of office of officers and directors

Our board of directors consists of four members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Michael Martin, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mary Gallagher and Michael Ferrantino, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Marc J. Gabelli, will expire at our third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint such officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

NYSE rules require that a majority of the board of directors of a company listed on NYSE must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Mary Gallagher, Michael Ferrantino and Michael Martin are independent directors under the NYSE listing rules. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

Effective November 6, 2019, we established an audit committee of the board of directors, which consists of Mary Gallagher, Michael Ferrantino and Michael Martin, each of whom is an independent director under the NYSE’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

During the fiscal year ended December 31, 2019, our audit committee held one meeting. Each of our audit committee members attended such meeting.

Financial Experts on Audit Committee

The board of directors has determined that Ms. Gallagher qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective November 6, 2019, we established a nominating committee of the board of directors, which consists of Mary Gallagher, Michael Ferrantino and Michael Martin, each of whom is an independent director under the NYSE’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

During the fiscal year ended December 31, 2019, our nominating committee did not hold any meetings.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective November 6, 2019, we established a compensation committee of the board of directors, which consists of Mary Gallagher, Michael Ferrantino and Michael Martin, each of whom is an independent director under the NYSE’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, other than the $10,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

During the fiscal year ended December 31, 2019, our compensation committee did not hold any meetings.

Advisory Committee

In December 2019, our board of directors approved the formation of an advisory committee to be comprised of individuals who will assist management and the board in all aspects of our operations including activities aimed at effecting an initial business combination.

Code of Ethics

Effective November 6, 2019, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to our executive office.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. We pay LGL Systems Nevada Management Partners LLC, an affiliate of our Sponsor, an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of loans that may be made by our Sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, initial stockholders, special advisors, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Warrants as they are not exercisable within 60 days of the date hereof.

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Shares
Marc Gabelli(3)	3,440,808	(2)	20%
Timothy Foufas(3)	3,440,808	(2)	20%
Mary Gallagher	0		0%
Michael Ferrantino	0		0%
Rob LaPenta(3)	3,440,808	(2)	20%
Michael Martin	0		0%
John Mega	0		0%
LGL Systems Acquisition Holding Company, LLC(4)	3,440,808	(2)	20%
LGL Systems Nevada Management Partners LLC(4)	3,440,808	(2)	20%
All directors and executive officers as a group (seven individuals)	3,440,808	(2)	20%
UBS O’Connor LLC(5)	1,445,000		8.3%
RP Investment Advisors LP(6)	1,244,400		7.2%
Linden Advisors LP(7)	863,863		5%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 165 W. Liberty St., Suite 220, Reno, NV 89501.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	LGL Systems Nevada Management Partners LLC will appoint Bob LaPenta, Rob LaPenta, Timothy Foufas, Marc Gabelli and another person appointed by Mr. Gabelli as managers to approve actions of our sponsor. Each manager has one vote, and the approval of three of the five managers is required for approval of an action of the sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual manager exercises voting or dipositive control over any of the securities held by our sponsor, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities. However, we have included the full amount of the shares for each individual for presentation purposes.

(4)	Represents shares held by our sponsor, of which LGL Systems Nevada Management Partners LLC is the managing member.
(5)	Represents shares beneficially held by UBS O’Connor LLC. UBS O’Connor LLC serves as investment manager to (i) Nineteen77 Global Multi-Strategy Alpha Master Limited and (ii) Nineteen77 Global Merger Arbitrage Master Limited. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2020.
(6)	Represents shares held by RP Investment Advisors LP, RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd. and RP Alternative Global Bond Fund. RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd. and RP Alternative Global Bond Fund. RP Investment Advisors LP is the investment advisor of, and may be deemed to beneficially own securities owned by, RP Select Opportunities Master Fund Ltd., RP Debt Opportunities Fund Ltd. and RP Alternative Global Bond Fund. Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2020.
(7)	Represents shares beneficially held by Linden Advisors LP and Siu Min (Joe) Wong. This amount consists of 774,182 Shares held by Linden Capital and 89,681 Shares held by separately managed accounts. Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on January 14, 2020.

All of the founders’ shares outstanding prior to the IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (i) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of such shares, one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

Our executive officers and our Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2019, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated November 4, 2019, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from April 30, 2019 (inception) through December 31, 2019 totaled $61,800. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from April 30, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from April 30, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the period from April 30, 2019 (inception) through December 31, 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Bylaws.**
4.1	Specimen Unit Certificate.**
4.2	Specimen Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Registration Rights Agreement*
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document

*	Incorporated by reference to the Registrant’s Current Report Form 8-K filed on November 12, 2019.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-234124 and 333-234550).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19 day of March, 2020.

LGL SYSTEMS ACQUISITION CORP.

By:	/s/ Marc Gabelli
Marc Gabelli
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Gabelli	Chairman and Chief Executive Officer	March 19, 2020
Marc Gabelli	(Principal Executive Officer)

/s/ John Mega	President	March 19, 2020
John Mega

/s/ Robert LaPenta	Executive Vice President and Chief Financial Officer	March 19, 2020
Robert LaPenta	(Principal accounting and financial officer)

/s/ Mary Gallagher	Director	March 19, 2020
Mary Gallagher

/s/ Michael Ferrantino	Director	March 19, 2020
Michael Ferrantino

/s/ Michael Martin	Director	March 19, 2020
Michael Martin

LGL SYSTEMS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

LGL Systems Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of LGL Systems Acquisition Corp. (the “Company”) as of December 31, 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 30, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements presents fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period from April 30, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2019.

Marcum LLP
New York, NY
March 19, 2020

LGL SYSTEMS ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2019

ASSETS
Current assets
Cash	$1,021,216
Prepaid expenses	227,125
Total Current Assets	1,248,341

Deferred tax asset	27,275
Marketable securities held in Trust Account	172,626,688
Total Assets	$173,902,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability - accrued expenses	$214,070
Deferred underwriting fee payable	6,037,500
Total Liabilities	6,251,570

Commitments

Class A common stock subject to possible redemption, 16,265,073 shares at redemption value	162,650,730

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 984,927 shares issued and outstanding (excluding 16,265,073 shares subject to possible redemption)	98
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	5,102,079
Accumulated deficit	(102,604)
Total Stockholders’ Equity	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,902,304

The accompanying notes are an integral part of the financial statements.

LGL SYSTEMS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 30, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

Operating and formation costs	$256,567
Loss from operations	(256,567)

Other income:
Interest income	126,688
Other income	126,688

Loss before provision for income taxes	(129,879)
Income tax benefit	27,275
Net loss	$(102,604)

Weighted average shares outstanding, basic and diluted (1)	4,057,455

Basic and diluted net loss per common share (2)	$(0.03)

(1)	Excludes an aggregate of up to 16,265,073 shares subject to possible redemption at December 31, 2019.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $18,026 for the period from April 30, 2019 (inception) through December 31, 2019.

The accompanying notes are an integral part of the financial statements.

LGL SYSTEMS ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 30, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 30, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Sale of 17,250,000 Units, net of underwriting discounts and offering expenses	17,250,000	1,725	—	—	162,526,613	—	162,528,338

Sale of 5,200,000 Private Warrants	—	—	—	—	5,200,000	—	5,200,000

Common stock subject to possible redemption	(16,265,073)	(1,627)	—	—	(162,649,103)	—	(162,650,730)

Net loss			—	—	—	(102,604)	(102,604)

Balance – December 31, 2019	984,927	$98	4,312,500	$431	$5,102,079	$(102,604)	$5,000,004

The accompanying notes are an integral part of the financial statements.

LGL SYSTEMS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 30, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

Cash Flows from Operating Activities:
Net loss	$(102,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(126,688)
Deferred tax benefit	(27,275)
Changes in operating assets and liabilities:
Prepaid expenses	(227,125)
Accrued expenses	214,070
Net cash used in operating activities	(269,622)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Private Warrants	5,200,000
Proceeds from promissory note – related party	137,843
Repayment of promissory note – related party	(137,843)
Payment of offering costs	(459,162)
Net cash provided by financing activities	173,790,838

Net Change in Cash	1,021,216
Cash – April 30, 2019 (inception)	—
Cash – Ending	$1,021,216

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$162,752,250
Change in value of common stock subject to possible redemption	$(101,520)
Deferred underwriting fee payable	$6,037,500
Deferred offering costs paid directly by Sponsor from proceeds from issuance of Class B common stock to Sponsor	$25,000

The accompanying notes are an integral part of the financial statements.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in the defense, aerospace and communications industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from April 30, 2019 (inception) through December 31, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,200,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to LGL Systems Acquisition Holding Company, LLC (the “Sponsor”), generating gross proceeds of $5,200,000, which is described in Note 4.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Nasdaq Notification and Transfer of Listing

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

The Company appealed the delisting letter to the Nasdaq Hearings Panel (“Panel”) and on February 12, 2020, the Panel issued its decision (“Decision”) to grant the Company’s request for continued listing, based on its finding that the Company has met the requirements for listing on Nasdaq. The Nasdaq Listing and Hearing Review Council may, on its own motion, determine to review the Decision until March 28, 2020.

Notwithstanding the foregoing, effective March 13, 2020, the Company transferred the listing of its securities to the New York Stock Exchange (“NYSE”). The units, Class A common stock and warrants are now listed on the NYSE under the symbols “DFNS.U,” “DFNS” and “DFNS WS,” respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Marketable securities held in Trust Account

At December 31, 2019, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 13,825,000 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income and losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

For the Period from April 30, 2019 (inception) through
December 31, 2019
Net loss	$(102,604)
Less: Income attributable to shares subject to redemption	(18,026)
Adjusted net loss	$(120,630)

Weighted average shares outstanding, basic and diluted	4,057,455

Basic and diluted net loss per share	$(0.03)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 5. RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On May 2, 2019, the Sponsor agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of (i) April 30, 2020, (ii) the completion of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. The Note was repaid on December 19, 2019.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the November 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the period from April 30, 2019 (inception) through December 31, 2019, the Company incurred $18,333 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

NOTE 6. COMMITMENTS

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

At December 31, 2019, there were 984,927 shares of Class A common stock issued and outstanding, excluding 16,265,073 shares of common stock subject to possible redemption and 4,312,500 shares of Class B common stock issued and outstanding.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 8. INCOME TAX

The Company’s net deferred tax asset at December 31, 2019 is as follows:

Deferred tax asset
Net operating loss carryforward	$27,275
Valuation allowance	—
Deferred tax asset	$27,275

The income tax benefit for the period from April 30, 2019 (inception) through ended December 31, 2019 consists of the following:

Federal
Current	$—
Deferred	(27,275)

State
Current	$—
Deferred	—
Change in valuation allowance	—
Income tax benefit	$(27,275)

As of December 31, 2019, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $129,879 available to offset future taxable income. These NOLs carryforward indefinitely. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management determined that a valuation allowance was not required.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Income tax provision	21.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers Nevada to be a significant state tax jurisdiction.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$172,626,688

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 2, 2020, the Company entered into an agreement with Jefferies LLC (“Jefferies”), whereby Jefferies agrees to reimburse the Company for certain fees and expenses incurred by the Company, related to the NASDAQ notification.