Form 10-Q
period 2020-06-30
LGL Systems Acquisition Corp.
filed 2020-08-10
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 7, 2020, there are 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

LGL SYSTEMS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER AND YEAR ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$897,471	$1,021,216
Prepaid expenses	154,094	227,125
Total Current Assets	1,051,565	1,248,341

Deferred tax asset	—	27,275
Marketable securities held in Trust Account	173,227,548	172,626,688
Total Assets	$174,279,113	$173,902,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability
Accounts payable and accrued expenses	$143,918	$214,070
Income taxes payable	72,315	—
Total Current Liability	216,233	214,070

Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	6,253,733	6,251,570

Commitments

Class A common stock subject to possible redemption, 16,245,171 and 16,265,073 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	163,025,379	162,650,730

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 1,004,829 and 984,927 shares issued and outstanding (excluding 16,245,171 and 16,265,073 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	100	98
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2020 and December 31, 2019	431	431
Additional paid-in capital	4,727,428	5,102,079
Retained earnings/(Accumulated deficit)	272,042	(102,604)
Total Stockholders’ Equity	5,000,001	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,279,113	$173,902,304

The accompanying notes are an integral part of the unaudited condensed financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019 (1)	2020	2019 (1)

Operating and formation costs	$139,094	$525	$315,386	$525
Loss from operations	(139,094)	(525)	(315,386)	(525)

Other income:
Interest income	180,961	-	789,622	-

Income before provision for income taxes	41,867	(525)	474,236	(525)
Provision for income taxes	(8,792)	-	(99,590)	-
Net income/loss	$33,075	$(525)	$374,646	$(525)

Weighted average shares outstanding, basic and diluted (2)	5,309,155	3,750,000	5,303,291	3,750,000

Basic and diluted net loss per common share (3)	$(0.02)	$(0.00)	$(0.03)	$(0.00)

(1)	For the period from April 30, 2019 (inception) to June 30, 2019.
(2)	Excludes an aggregate of up to 16,245,171 shares subject to possible redemption.
(3)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $115,047 and $555,633 for the three months and six months ended June 30, 2020, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND JUNE 30, 2020

(UNAUDITED)

					Additional	(Accumulated Deficit)/	Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2019	984,927	$98	4,312,500	$431	$5,102,079	$(102,604)	$5,000,004

Common stock subject to redemption	11,728	2	—	—	(341,576)	—	(341,574)

Net income	—	—	—	—	—	341,571	341,571

Balance – March 31, 2020	996,655	$100	4,312,500	$431	$4,760,503	$238,967	$5,000,001

Common stock subject to redemption	8,174	—	—	—	(33,075)	—	(33,075)

Net income	—	—	—	—	—	33,075	33,075

Balance – June 30, 2020	1,004,829	$100	4,312,500	$431	$4,727,428	$272,042	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 30, 2019 (INCEPTION) TO JUNE 30, 2019

(UNAUDITED)

					Additional	(Accumulated Deficit)/	Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – April 30, 2019 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	—	—	(525)	(525)

Balance – June 30, 2019	—	$—	4,312,500	$431	$24,569	$(525)	$24,475

LGL SYSTEMS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the Period from
		April 30, 2019
	Six Months Ended	(Inception) through
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income/(loss)	$374,646	$(525)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(789,622)	-
Deferred tax provision	27,275	-
Changes in operating assets and liabilities:		-
Prepaid expenses	73,031	-
Accounts payable and accrued expenses	(70,152)	-
Income taxes payable	72,315	-
Net cash used in operating activities	(312,507)	(525)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	188,762	-
Net cash provided by investing activities	188,762	-

Cash Flows from Financing Activities:
Proceeds from promissory notes	-	26,475
Payment of offering costs	-	(25,000)

Net cash provided by investing activities	-	1,475

Net Change in Cash	(123,745)	950
Cash – Beginning	1,021,216	0
Cash – Ending	$897,471	$950

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$374,649	$-
Deferred offering costs paid directly by Sponsor from proceeds from issuance of common stock to Sponsor	$-	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and the Company’s search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and sale of Private Warrants.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,200,000 Private Warrants at a price of $1.00 per Private Warrant in a private placement to LGL Systems Acquisition Holding Company, LLC (the “Sponsor”), generating gross proceeds of $5,200,000, which is described in Note 4.

Transaction costs amounted to $9,971,662, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $484,162 of other offering costs. As of June 30, 2020, cash of $897,471 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants, including the Private Warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, solely if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote the Founder Shares (as defined in Note 5) and any Public Shares purchased after the Initial Public Offering in favor of approving a Business Combination and not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 19, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

JUNE 30, 2020

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At June 30, 2020 and December 31, 2019, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills. For the six months ended June 30, 2020, the Company withdrew $188,762, of interest income from the Trust Account to pay its franchise taxes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 13,825,000 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income and losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended	Six Months Ended	For the Period From April 30, 2019 (Inception) to
	June 30,	June 30,	June 30,
	2020	2020	2019
Net income/(loss)	$33,075	$374,646	$(525)
Less: Income attributable to shares subject to possible redemption	(115,047)	(555,633)	-
Adjusted net loss	$(81,972)	$(180,987)	$(525)

Weighted average shares outstanding, basic and diluted	5,309,155	5,303,291	3,750,000

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$0.00

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

JUNE 30, 2020

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 30, 2019, the Sponsor purchased 3,593,750 shares of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.007 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. On November 6, 2019, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in an aggregate of 4,312,500 Founder Shares being outstanding, of which an aggregate of up to 562,500 shares were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. All share and per-share amounts have been retroactively restated to reflect the stock dividend. As a result of the underwriters’ election to fully exercise the over-allotment option, 562,500 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the November 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2020, the Company incurred fees for these services of $30,000 and $60,000, respectively, of which $78,333 and $18,333 is included in accrued expenses in the accompanying condensed balance sheets at June 30, 2020 and December 31, 2019, respectively.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

At June 30, 2020 and December 31, 2019, there were 1,004,829 and 984,927 shares of Class A common stock issued and outstanding, excluding 16,245,171 and 16,265,073 shares of common stock subject to possible redemption, respectively. At June 30, 2020 and December 31, 2019, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

JUNE 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$173,227,548	$172,626,688

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2020, we had a net income of $33,075 and $374,646, respectively, which consists of interest income on marketable securities held in the Trust Account of $180,961 and $789,622, respectively, offset by operating costs of $139,094 and $315,386, respectively and a provision for income taxes of $8,792 and $99,590, respectively. For the period from inception to June 30, 2019, we had a net loss of ($525) related to formation costs.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $173,227,548 (including approximately $790,000 of interest income) consisting of shares of a money market fund that invests primarily in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three and six months ended June 30, 2020, we withdrew $53,918 and $188,762, respectively, of interest earned on the Trust Account to pay franchise taxes.

For the six months ended June 30, 2020, cash used in operating activities was $312,507. Net income $374,646 was affected by interest earned on marketable securities held in the Trust Account of $789,622 and a deferred tax provision of $27,275. Changes in operating assets and liabilities provided $75,194 of cash for operating activities.

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

As of June 30, 2020, we had cash of $897,471 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any material market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk in the future. However, there can be no assurance of this.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services Secretary declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

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

LGL Systems Acquisition Corp.

Date: August 7, 2020	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Robert LaPenta
	Name:	Robert LaPenta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)