Form 10-Q
period 2020-09-30
LGL Systems Acquisition Corp.
filed 2020-10-30
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of October 29, 2020, there are 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

LGL SYSTEMS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER AND YEAR ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$865,100	$1,021,216
Prepaid expenses	119,536	227,125
Total Current Assets	984,636	1,248,341

Deferred tax asset	—	27,275
Marketable securities held in Trust Account	173,243,218	172,626,688
Total Assets	$174,227,854	$173,902,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability
Accounts payable and accrued expenses	$222,604	$214,070
Income taxes payable	45,026	—
Total Current Liability	267,630	214,070

Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	6,305,130	6,251,570

Commitments

Class A common stock subject to possible redemption, 16,235,602 and 16,265,073 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	162,922,723	162,650,730

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 1,014,398 and 984,927 shares issued and outstanding (excluding 16,235,602 and 16,265,073 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	101	98
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2020 and December 31, 2019	431	431
Additional paid-in capital	4,830,083	5,102,079
Retained earnings/(Accumulated deficit)	169,386	(102,604)
Total Stockholders’ Equity	5,000,001	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,227,854	$173,902,304

The accompanying notes are an integral part of the unaudited condensed financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019 (1)

Operating and formation costs	$145,615	$481	$461,001	$1,006
Loss from operations	(145,615)	(481)	(461,001)	(1,006)

Other income:
Interest income	15,670	-	805,292	-

Income before provision for income taxes	(129,945)	(481)	344,291	(1,006)
Provision for income taxes	27,289	-	(72,301)	-
Net income/(loss)	$(102,656)	$(481)	$271,990	$(1,006)

Weighted average shares outstanding, basic and diluted (2)	5,317,329	3,750,000	5,308,004	3,750,000

Basic and diluted net loss per common share (3)	$(0.02)	$(0.00)	$(0.05)	$(0.00)

(1)	For the period from April 30, 2019 (inception) to September 30, 2019.
(2)	Excludes an aggregate of up to 16,235,602 shares subject to possible redemption.
(3)	Net loss per share – basic and diluted excludes loss attributable to common stock subject to possible redemption of ($6,627) for the three months ended September 30, 2020 and excludes income attributable to common stock subject to possible redemption of $548,711 for the nine months ended September 30, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020, JUNE 30, 2020, AND SEPTEMBER 30, 2020

(UNAUDITED)

						(Accumulated
					Additional	Deficit)/	Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	984,927	$98	4,312,500	$431	$5,102,079	$(102,604)	$5,000,004

Common stock subject to redemption	11,728	2	-	-	(341,576)	-	(341,574)

Net income	-	-	-	-	-	341,571	341,571

Balance - March 31, 2020	996,655	$100	4,312,500	$431	$4,760,503	$238,967	$5,000,001

Common stock subject to redemption	8,174	-	-	-	(33,075)	-	(33,075)

Net income	-	-	-	-	-	33,075	33,075

Balance - June 30, 2020	1,004,829	$100	4,312,500	$431	$4,727,428	$272,042	$5,000,001

Common stock subject to redemption	9,569	1	-	-	102,655	-	102,656

Net income	-	-	-	-	-	(102,656)	(102,656)

Balance - September 30, 2020	1,014,398	$101	4,312,500	$431	$4,830,083	$169,386	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 30, 2019 (INCEPTION) TO SEPTEMBER 30, 2019

(UNAUDITED)

						(Accumulated
					Additional	Deficit)/	Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - April 30, 2019 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B common stock to Sponsor	-	-	4,312,500	431	24,569	-	25,000

Net loss	-	-	-	-	-	(525)	(525)

Balance - June 30, 2019	0	$0	4,312,500	$431	$24,569	$(525)	$24,475

Net loss	-	-	-	-	-	(481)	(481)

Balance - September 30, 2019	0	$0	4,312,500	$431	$24,569	$(1,006)	$23,994

LGL SYSTEMS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2020	For the Period from April 30, 2019 (Inception) through September 30, 2019
Cash Flows from Operating Activities:
Net income/(loss)	$271,990	$(1,006)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(805,292)	-
Deferred tax provision	27,275	-
Changes in operating assets and liabilities:
Prepaid expenses	107,589	-
Accounts payable and accrued expenses	8,534	-
Income taxes payable	45,026	-
Net cash used in operating activities	(344,878)	(1,006)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	188,762	-
Net cash provided by investing activities	188,763	-

Cash Flows from Financing Activities:
Proceeds from promissory notes	-	86,806
Payment of offering costs	-	(84,485)

Net cash provided by investing activities	-	2,321

Net Change in Cash	(156,116)	1,315
Cash - Beginning	1,021,216	0
Cash - Ending	$865,100	$1,315

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$271,993	$-
Deferred offering costs included in accrued offering costs	$-	$6,500
Deferred offering costs paid directly by Sponsor from proceeds from issuance of common stock to Sponsor	$-	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and the Company’s search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and sale of Private Warrants.

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

Transaction costs amounted to $9,971,662, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $484,162 of other offering costs. As of September 30, 2020, cash of $865,100 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 19, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

SEPTEMBER 30, 2020

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At September 30, 2020 and December 31, 2019, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills. For the nine months ended September 30, 2020, the Company withdrew $188,762, of interest income from the Trust Account to pay its franchise taxes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 13,825,000 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income and losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	For the Period From April 30, 2019 (Inception) to September, 2019
Net income/(loss)	$(102,656)	$(481)	$271,990	$(1,006)
Less: Income/(loss) attributable to shares subject to possible redemption	6,627	-	(548,711)	-
Adjusted net loss	$(96,029)	$(481)	$(276,721)	$(1,006)

Weighted average shares outstanding, basic and diluted	5,317,329	3,750,000	5,308,004	3,750,000

Basic and diluted net loss per common share	$(0.02)	$0	$(0.05)	$0

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

SEPTEMBER 30, 2020

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the November 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred fees for these services of $30,000 and $90,000, respectively, of which $108,333 and $18,333 is included in accrued expenses in the accompanying condensed balance sheets at September 30, 2020 and December 31, 2019, respectively.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

At September 30, 2020 and December 31, 2019, there were 1,014,398 and 984,927 shares of Class A common stock issued and outstanding, excluding 16,235,602 and 16,265,073 shares of common stock subject to possible redemption, respectively. At September 30, 2020 and December 31, 2019, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

SEPTEMBER 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$173,243,218	$172,626,688

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020 we had a net loss of ($102,656) and for the nine months ended September 30, 2020, we had net income of $271,990, which consists of interest income on marketable securities held in the Trust Account of $15,670 and $805,292, respectively, offset by operating costs of $145,615 and $461,001, respectively and a benefit for income taxes of ($27,289) and a provision for income taxes of $72,301, respectively. For the three months ended September 30, 2019 and for the period from inception to September 30, 2019, we had a net loss of ($481) and ($1,006), respectively which related to formation costs.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $173,243,218 (including approximately $805,000 of interest income) consisting of shares of a money market fund that invests primarily in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three and nine months ended September 30, 2020, we withdrew $0 and $188,762, respectively, of interest earned on the Trust Account to pay franchise taxes.

For the nine months ended September 30, 2020, cash used in operating activities was $344,878. Net income of $271,990 was affected by interest earned on marketable securities held in the Trust Account of $805,292 and a deferred tax provision of $27,275. Changes in operating assets and liabilities provided $161,149 of cash for operating activities.

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

As of September 30, 2020, we had cash of $865,100 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any material market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk in the future. However, there can be no assurance of this.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On November 12, 2019, we consummated the Initial Public Offering of 17,250,000 Units, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-234134 and 333-234550). The Securities and Exchange Commission declared the registration statements effective on November 5, 2019.

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

LGL Systems Acquisition Corp.

Date: October 29, 2020	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2020	By:	/s/ Robert LaPenta
	Name:	Robert LaPenta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)