Form 10-K
period 2020-12-31
LGL Systems Acquisition Corp.
filed 2021-03-04
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the registrant was $171,035,475 (based on the closing sales price of the ordinary shares on June 30, 2020 of $9.92, as reported on the New York Stock Exchange).

As of March 2, 2021, there are 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

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

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to LGL Systems Acquisition Corp.

General

We are a blank check company formed under the laws of the State of Delaware on April 30, 2019. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business are not limited to a particular industry or geographic location, although we are currently focusing our search for target businesses in the defense, aerospace and communication industries.

On November 12, 2019, we consummated our initial public offering (our “IPO”) of 17,250,000 units (the “units” and, with respect to the shares of common stock included in the units sold, the “public shares”), at $10.00 per unit, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 2,250,000 units, generating gross proceeds of $172,500,000. Simultaneously with the closing of our IPO, we consummated the sale of 5,200,000 warrants (the “private warrants”) at a price of $1.00 per private warrant in a private placement to LGL Systems Acquisition Holding Company, LLC (the “sponsor”), generating gross proceeds of $5,200,000.

The net proceeds of the sale of the units in our IPO and the sale of the private warrants was placed in a trust account (the “trust account”) located in the United States, which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in an open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the sale of the units in our IPO and the sale of the private warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. There is no assurance that the Company will be able to complete a business combination successfully. The Company must complete a business combination having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on income earned on the trust account and deferred underwriting commissions) at the time of the agreement to enter into an initial business combination. The Company will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

As of December 31, 2020, the Company had not commenced any operations. All activity since inception relates to the Company’s formation, our IPO and identifying a target business for a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the sale of the units in our IPO and the sale of the private warrants.

Our Team

Our management team includes Marc Gabelli, our Chairman and CEO, John Mega, our President, and Robert “Rob” LaPenta, our Chief Financial Officer. Marc Gabelli has extensive business relationships with the various entities constituting the Gabelli Group, including his role as a Director and President of GGCP, Inc., the parent company of GAMCO (GBL: NYSE) and Associated Capital (AC: NYSE). Rob LaPenta, our Chief Financial Officer, was the head of M&A and corporate strategy at L-1 Identity Solutions and is a partner in Aston Capital and the Boundary Group. John Mega, our President, was a founding member of management at L3 Technologies and most recently was President of the Communications Systems Segment until 2018.

The Gabelli Group, founded and controlled by Mario Gabelli, is an established and respected investment organization with a global presence. The Gabelli Group has focused on aerospace, defense and communications investments for over 30 years, and its advisory subsidiaries have approximately $3.0 billion currently invested in the industries of focus. In addition to its investments in the sector, the Gabelli Group’s affiliate, Gabelli &Company (G.research), has sponsored an annual institutional aerospace and defense conference for the past 25 years.

Our Sponsor

Our sponsor, an entity affiliated with our officers and directors, is in turn affiliated with the Gabelli Group and Aston Capital.

Aston Capital, founded and controlled by Robert “Bob” V. LaPenta, is a respected investor with a history in our sector of focus. Rob LaPenta, our Chief Financial Officer, is a partner and executive of Aston Capital and The Boundary Group and leads their investment activities. Pursuant to a written agreement, Aston Capital and its founding General Partner, Bob LaPenta, seeks to source and present to our company for our consideration, prior to presentation to any other entity, potential acquisition targets having an enterprise value at least equal to our minimum target enterprise value of $350 million, subject to any pre-existing fiduciary or contractual obligations it or its principals may have.

We believe that Aston Capital’s efforts to source potential acquisition targets will be very helpful to our identifying and consummating a successful business combination. However, Aston Capital does not have any decision-making authority on our behalf.

In addition to Aston Capital, our sponsor’s members and their affiliates include our officers, directors, special advisors, Associated Capital Group and LGL Group, which have multiple relationships within our industry of focus including direct passive and active investments in operating businesses.

Business Strategy and Target Industries

We believe that we are well positioned to identify attractive initial business combination opportunities in the aerospace, defense and communication industries. Our goal is to acquire a target business that will be a platform for future add-on acquisitions with the goal of becoming an integrated provider offering a broad range of products or services across the aerospace, defense, and communication end markets.

We intend to focus on target businesses that offer differentiated products and services for defense and commercial applications, including highly-engineered systems and subsystems, services, technologies and applications directed towards the DoD, other U.S. government agencies, allied foreign governments and NATO allies.

Our Mission

Our goal is to acquire a target business that will be a platform to build a fully integrated provider of C4ISR data processing, analytics, security and dissemination with a broad range of applications across the aerospace, defense and communication end markets. We seek to create a company that has a strong demand for its products or services and is operating in an area of lower competition. We seek to effectively employ our management team’s industry skills and experience as well as their extensive personal network to add substantial value to any acquired company. These benefits include the following:

● Expertise in growing successful aerospace, defense, and communications companies. Our management team has a track record of founding, building, growing and investing in aerospace, defense, and communications companies. We believe we can identify disruptive and business models and leverage our differentiated industry relationships and experiences to scale these businesses on a global scale. We believe the long-standing relationships of our management team with proven industry executives and investors give us a competitive advantage in recruiting and retaining premium talent within the industry.

● Ability to complement and support strong executive teams. Members of our management team have served on public and private boards of directors within the aerospace, defense and communications markets. They have played a critical role in identifying and overseeing numerous acquisitions and have a demonstrated track record of successfully managing purpose-built platforms. We believe they can effectively work with exceptional management teams in target companies to provide significant competitive insight and drive value to shareholders.

● Maximize the value of becoming a publicly traded entity. As a public entity, we believe we offer a wide range of advantages to stakeholders. These include but are not limited to: working with management and shareholders who aspire to have their company become a public entity and generate substantial wealth creation; transitioning from a private to a public entity may include broader access to debt and equity providers; provision of liquidity for employees and potential acquisitions; and expansion of branding in the marketplace.

Acquisition Criteria

When candidate companies are being evaluated, we expect to use the following, non-exclusive criteria for determining opportunities.

● Size. Targeting entities whose enterprise value is between $350 million and $1 billion. These companies have a strong standing with domestic U.S. clients, including the U.S. federal government, as well as an international following. We believe these companies offer long term risk-adjusted return potential.

● Differentiated and disruptive qualities. Targeting companies that offer differentiated products and/or services with an orientation to highly engineered systems and subsystems that would benefit from our management team’s extensive networks and insights. Critical qualities of target companies include, but are not limited to, long-term customer relationships, positions on multi-year contracts and programs, proprietary technology and capabilities, high value-to-cost ratio, sustainable innovation and commercial off-the-shelf technology.

● Strong industry and competitive position. Targeting companies that have built a strong, defensible niche within the aerospace, defense, and communications market. These companies will often have sole source positions on high priority and well-funded contracts and/or programs, resulting in outsized profitability margins.

● Public readiness. Investing in strong management teams that could benefit from our extensive networks and insights within the aerospace defense and communications sectors. We believe our history of deeply rooted relationships with industry executives, as well as leading private and public equity investors, will assist us in finding an attractive business that will benefit from being public.

● Attractively valued. We are disciplined, valuation-centric investors with a demonstrated history of strong returns in both the public and private markets. We are committed to investing companies that are attractively valued relative to their public comparable companies and would similarly benefit from post-closing add-on acquisitions.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the net proceeds of the sale of the units in our IPO and the sale of the private warrants, shares issued to the owners of the target business, debt issued to bank or other lenders or the owners of the target business, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for conversions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post- transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target. Accordingly, there is no current basis to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in the trust account or because we become obligated to redeem a significant number of our Public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings.

These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting. Our sponsor, officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that commonly renders fairness opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target business, we will proceed to structure and negotiate the terms of the business combination transaction. Our board of directors has determined that we will not proceed with any proposed business combination unless approval of the proposed transaction is unanimous among the members of the board.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

● subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

● cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Fair Market Value of Target Business

NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (net of taxes and excluding the amount of deferred underwriting discounts held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that commonly renders fairness opinions with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post transaction company in which our “public stockholders” (the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will exist only with respect to such public shares) own shares will own or acquire 100% of the equity interests or assets of the or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target business management team or stockholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post transaction company owns or acquires 50% or more of the voting securities of the target business, our stockholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target business and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common or preferred stock in exchange for all of the outstanding capital stock of a target business in order to consummate such transaction. In this case, we would acquire a 100% controlling interest in the target business. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

● we issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

● any of our directors, officers or substantial stockholders (as defined by NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of shares of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

● the issuance or potential issuance of shares of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to tender offer rules, our initial stockholder, sponsor, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If our “initial stockholders” (holders of our founders share prior to our IPO), sponsor, directors, executive officers, advisors or their affiliates engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our initial stockholders, sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their conversion rights, such selling stockholders would be required to revoke their prior elections to convert their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial stockholders, sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholder, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of our Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to convert their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Conversion Rights for Public Stockholders Upon Completion of Our Initial Business Combination

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account including interest earned on the trust account and not previously released to us to pay our tax obligations as of two business days prior to the consummation of the initial business combination. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account including interest earned on the trust account and not previously released to us to pay our tax obligations.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in our IPO or in the aftermarket.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, prior to the vote on the business combination with the specific deadline set forth in the proxy materials sent in connection with the proposal to approve the business combination. The foregoing is different from the procedures used by some earlier blank check companies. In order to perfect conversion rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her conversion rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the converting holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the initial business combination is approved.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until two business days prior to the originally scheduled vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Limitations on conversions

If accepting all properly submitted conversion requests would cause our net tangible assets to be less than $5,000,001, we would not proceed with such conversion and the related business combination. Additionally, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares sold in our IPO. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the shares sold in our IPO, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

Notwithstanding the foregoing, a proposed business combination may require (i) cash consideration to be paid to the target business or its owners, (ii) cash to be transferred to the target business for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for conversion plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or convert any shares, and all shares of Class A common stock submitted for conversion will be returned to the holders thereof.

Liquidation If No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our IPO to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us (to pay our tax obligations and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors in all cases subject to and the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our initial stockholders, who include our independent directors, have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 24 months from the closing of our IPO. However, if our initial stockholders or management team acquired Public shares in our IPO or acquired or acquire Public shares thereafter, they are entitled to liquidating distributions from the trust account with respect to such Public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our Public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us to pay our tax obligations, divided by the number of then outstanding Public shares. However, we may not effectuate any amendment to our amended and restated certificate of incorporation if it would result in our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) as a result of holders exercising their redemption rights. If this optional redemption right is exercised with respect to an excessive number of Public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 of proceeds held outside the trust account plus the interest earned on the funds in the trust account available to us to pay taxes although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the sale of the units in our IPO and the sale of the private warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of our IPO, did not execute agreements with us waiving such claims to the monies held in the trust account. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. Since our sponsor’s assets consist only of our securities, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor assert that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. We have not asked our sponsor to reserve any funds to satisfy its obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor is not liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have access to up to $1,000,000 from the proceeds of our IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from the trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our Public shares if we do not complete our initial business combination within 24 months from the closing of our IPO, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to redeem 100% of our Public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity (iii) if they convert their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s converting its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its conversion rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

ITEM 1A. RISK FACTORS

In addition to the other risks and uncertainties described in this Annual Report on Form 10-K, the following material risk factors should be carefully considered. Any of these factors could result in a significant or material adverse effect on our business, operating results, liquidity and financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

 Summary of Risk Factors

● Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

● Our initial stockholders and management team will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

● The ability of our public stockholders to convert their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial business combination or optimize our capital structure. If our initial business combination is unsuccessful you would have to wait for liquidation in order to redeem your shares.

● We may not be able to complete our initial business combination within 24 months after the closing of our IPO, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

● If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to convert all such shares in excess of 20% of our Class A common stock.

● We are not required to obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target(s) of our initial business combination is fair from a financial point of view.

● Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

● We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders.

● Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

● We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

● Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and other events, and the status of debt and equity markets.

● We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

● We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

● If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

● If we pursue a target business in the aerospace or defense industries, we would be subject to a variety of risks that may negatively impact our operations.

● Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

● Our sponsor, executive officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

● We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of a majority of the then outstanding public warrants.

● We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

● The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

● If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsor, or if our sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

● Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares

● Holders of our Class A common stock will not be entitled to vote on any election of directors we hold prior to the vote on our initial business combination

● We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

● The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

● We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

● If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

● Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

● Provisions in our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

● Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

Risk Factors

Risks Relating to Searching for and Consummating a Business Combination

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

We may choose not to hold a stockholder vote before we complete our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek stockholder approval to complete such a transaction. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our shares of common stock do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

Since our board of directors may complete a business combination without seeking stockholder approval, our public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your conversion rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 20% of our outstanding shares of common stock. Our initial stockholders and management team also may from time to time purchase shares of our Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote. As a result, in addition to our initial stockholders’ founder shares, we would need 6,468,751, or 37.5%, of the 17,250,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to convert their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target business that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many of our public stockholders exercise their conversion rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted conversion requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such conversion and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise conversion rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their conversion rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for conversion. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for conversion than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of our Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of our Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters of our IPO will not be adjusted for any shares that are converted in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their conversion rights will not be reduced by the deferred underwriting commission and after such conversions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public stockholders to exercise conversion rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with the conversion until we liquidate or you are able to sell your shares in the open market.

If we seek stockholder approval of our initial business combination, our sponsor, members of our management team, special advisors or their respective affiliates may elect to purchase shares or public warrants from our public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, members of our management team, special advisors or their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our sponsor, members of our management team, special advisors or their respective affiliates purchase shares in privately negotiated transactions from our public stockholders who have already elected to exercise their conversion rights, such selling stockholders would be required to revoke their prior elections to convert their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require our public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, prior to the vote on the business combination with the specific deadline set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical share certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require our public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require our public stockholders who wish to convert their shares to comply with specific delivery requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be converted.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting conversions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to convert its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly convert or tender public shares. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be converted to cash.

You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to convert, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our IPO, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The requirement that we complete our initial business combination within 24 months after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within 24 months after the closing of our IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us to pay our tax obligations and less up to $50,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to convert all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct conversions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking conversion rights with respect to more than an aggregate of 20% of the shares sold in our IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to our public stockholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to our public stockholders, and our warrants will expire worthless.

If the net proceeds of our IPO not being held in the trust account, together with the interest released to us, are insufficient to allow us to operate for at least 24 months after the closing of our IPO, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our IPO, only approximately $1,000,000 was available to us outside the trust account to fund our working capital requirements. We also have access to interest earned on the funds held in the trust account to pay our tax obligations. We believe that such funds are sufficient to allow us to operate for at least 24 months after the closing of our IPO, however, we cannot assure you that our estimate is accurate.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our management team or an affiliate of our sponsor or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you are unable to currently ascertain the merits or risks of any particular target business’s operations.

Although we are initially focusing our search for a target business in the aerospace and defense industries, we are not limited to evaluating a target business in any particular industry sector (except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations). As a result, there is no current basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We are not required to obtain an opinion from an independent investment banking firm, or another valuation or appraisal firm that commonly renders fairness opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another valuation or appraisal firm that commonly renders fairness opinions that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional shares of our Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of our Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 75,000,000 shares of our Class A common stock, par value $0.0001 per share, 10,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, $0.0001 per share. There are 57,750,000 and 5,687,500 authorized but unissued shares of our Class A common stock and our Class B common stock, respectively, available for issuance which amount does not take into account shares issuable upon conversion of our Class B common stock. The founder shares are automatically convertible into our Class B common stock at the time of our initial business combination initially at a one-for-one ratio, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like.

We may issue a substantial number of additional shares of our Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of our Class A common stock upon conversion of our Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth above. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or any amendment to our amended and restated certificate of incorporation that would affect the rights granted to our public stockholders, including but not limited to conversion rights. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or preferred stock:

● may significantly dilute the equity interest of investors;

● may subordinate the rights of holders of our Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

● could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

● may adversely affect prevailing market prices for shares of our Class A common stock and/or warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

● default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

● acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

● our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

● our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

● our inability to pay dividends on our Class A common stock;

● using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

● limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

● increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

● limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to our public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum conversion threshold. The absence of such a threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum conversion threshold, except that in no event will we consummate an initial business combination if holders exercising conversion rights would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have converted their shares or, if we seek stockholder approval of our initial business combination and do not conduct conversions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for conversion plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or convert any shares, all shares of our Class A common stock submitted for conversion will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated certificate of incorporation will require the approval of holders of at least 65% of the outstanding shares of our common stock. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to convert their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing of our IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from the trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of not less than 65% of our outstanding shares of common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation (and corresponding provisions of the trust agreement with respect to the trust account) provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private warrants into the trust account and not release such amounts except in specified circumstances, and to provide conversion rights to our public stockholders as described herein) may be amended if approved by holders of not less than 65% of our outstanding shares of common stock. Our initial stockholders, who collectively beneficially own 20% of our shares of common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to convert their shares of our Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us to pay our tax obligations, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholder may only receive their pro rata portion of the funds in the trust account that are available for distribution to our public stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds of our IPO and the sale of the private warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to our public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of our Class A common stock in the aftermarket or in privately negotiated transactions, or if they exercise any private warrants or warrants issued upon conversion of working capital loans, this would increase their control. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (x) we issue additional shares of our Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of our Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume weighted average trading price of our Class A common stock during the 10 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which we issue the additional shares of common stock or equity-linked securities, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the price at which we issue the additional shares of common stock or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 8,625,000 shares of our Class A common stock as part of the units offered in our IPO and, simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 5,200,000 private warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share. In addition, if our sponsor, officers, directors or their affiliates make any working capital loans, they may convert those loans into up to an additional 1,500,000 private warrants, at the price of $1.00 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of our Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of our Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Related to the Post-Business Combination Company

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any securityholders who choose to remain securityholders following the initial business combination could suffer a reduction in the value of their securities. Such securities are unlikely to have a remedy for such reduction in value.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO and the private placement of warrants provided us with $166,462,500 that we may use to complete our initial business combination (after taking into account the $6,037,500 deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

● solely dependent upon the performance of a single business, property or asset; or

● dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of our Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of our Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of our Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

● costs and difficulties inherent in managing cross-border business operations;

● rules and regulations regarding currency redemption;

● complex corporate withholding taxes on individuals;

● laws governing the manner in which future business combinations may be affected;

● exchange listing and/or delisting requirements;

● tariffs and trade barriers;

● regulations related to customs and import/export matters;

● local or regional economic policies and market conditions;

● unexpected changes in regulatory requirements;

● longer payment cycles;

● tax issues, such as tax law changes and variations in tax laws as compared to the United States;

● currency fluctuations and exchange controls;

● rates of inflation;

● challenges in collecting accounts receivable;

● cultural and language differences;

● employment regulations;

● underdeveloped or unpredictable legal or regulatory systems;

● corruption;

● protection of intellectual property;

● social unrest, crime, strikes, riots and civil disturbances;

● regime changes and political upheaval;

● terrorist attacks and wars; and

● deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we consummate a business combination with a target company with operations or opportunities outside of the United States, substantially all of our assets could be located in a foreign country and substantially all of our revenue could be derived from our operations in such country. Accordingly, our results of operations and prospects could be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are ultimately located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

If we pursue a target business in the aerospace or defense industries, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target business in the aerospace or defense industries, we would be subject to risks associated with such industries, including any of the following:

● an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

● an inability to manage rapid change, increasing customer expectations and growth;

● a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

● an inability to deal with our customers’ privacy concerns;

● an inability to attract and retain customers;

● an inability to license or enforce intellectual property rights on which our business may depend;

● any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

● an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

● potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

● competition for the discretionary spending of customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

● disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

● an inability to obtain necessary hardware, software and operational support;

● reliance on third-party vendors or service providers;

● our business may be subject to extensive government regulations which may be difficult and expensive to comply with, including extensive procurement regulations applicable to sales to the U.S. Government, and changes to those regulations could increase our costs;

● if we contract with the U.S. Government, the U.S. Government may modify, curtail or terminate one or more of our contracts; and

● U.S. Government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and various agency Inspectors General, routinely audit and investigate government contractors.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the aerospace and defense industries. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the owners of the acquired business and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes. Additionally, depending on the date and size of our initial business combination, it is possible that at least 60% of our adjusted ordinary gross income may consist of personal holding company income. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our sponsor and certain tax-exempt organizations, pension funds, and charitable trusts, it is possible that more than 50% of our stock will be owned or deemed owned (pursuant to the constructive ownership rules) by such persons during the last half of a taxable year. Thus, no assurance can be given that we will not become a personal holding company. If we are or were to become a personal holding company in a given taxable year, we would be subject to an additional personal holding company tax, currently 20%, on our undistributed taxable income, subject to certain adjustments.

Risks Related to our Management, Directors, Sponsor and Initial Stockholders

Our success largely depends on the ability of our management team to operate and execute effectively.

Our success largely depends on the ability of our management team to effectively organize and consummate a business combination. Our management team is critical to the execution of our strategic direction and implementation of our business combination. It is difficult to predict with any certainty that we will be able to replace these individuals with persons of equivalent experience and capabilities should one or more members no longer be able to serve in their current capacity. If we are unable to find adequate replacements or to attract, retain and incentivize senior executives, other key advisors or new qualified personnel, such inability could have a material adverse effect on our ability to effect a business combination and final results of operations.

Past performance by our management team, the principals of Aston Capital, our special advisors and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, the principals of Aston Capital, our special advisors and their respective affiliates is presented for informational purposes only. Past performance by them is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team, the principals of Aston Capital, our special advisors and their respective affiliates or businesses associated with them as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Involvement of members of our management and companies with which they are affiliated in governmental investigations or civil litigation unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Members of our management team and companies with which they are affiliated may be involved in governmental investigations and civil litigation relating to their business affairs unrelated to our company. Any such claims may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination.

We may seek acquisition opportunities in any industry our management chooses (which industries may be outside of our management’s areas of expertise).

We may consider a business combination with a target business operating in any industry our management chooses. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Prior to the completion of an initial business combination, our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Delaware law.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including those that may have acquisition objectives that are similar to ours. Our officers and directors and Aston Capital’s principals have agreed, pursuant to a written letter agreement, not to become an officer or director of any other special purpose acquisition company with a class of securities intended to be registered under the Exchange Act which has publicly filed a registration statement with the SEC until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months from the consummation of our IPO. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we do not specifically focus on, or target, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may have acquire during or after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In April 2019, we issued to our sponsor an aggregate of 3,593,750 founder shares in exchange for a capital contribution of $25,000, or approximately $0.007 per share. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to us by the number of founder shares issued. In November 2019 we effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 4,312,500 founder shares outstanding. The number of founder shares issued was determined based on the expectation that the total size of our IPO would be a maximum of 17,250,000 units (if the underwriters’ over-allotment option was exercised in full), and therefore that such founder shares would represent 20% of the outstanding shares after our IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 5,200,000 private warrants each exercisable to purchase one share of our Class A common stock at $11.50 per share, at a price of $1.00 per warrant in a private placement that closed simultaneously with the closing of our IPO. If we do not complete our initial business combination within 24 months from the closing of our IPO, the private warrants will expire worthless. In addition, we may obtain loans from our sponsor, our officers or directors, or any of their affiliates. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our IPO nears, which is the deadline for our completion of an initial business combination.

Risks Related to Our Securities

Our public stockholders may be forced to wait beyond 24 months from the closing of our IPO before redemption of our shares from the trust account.

If we are unable to consummate our initial business combination within 24 months from the closing of our IPO, the proceeds then on deposit in the trust account, including interest earned on the trust account not previously released to us to pay our tax obligations and less up to $50,000 of interest to pay dissolution expenses, will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be affected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of our IPO before the redemption proceeds of the trust account become available to them, and they receive the return of their pro rata portion of the proceeds from the trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we seek to amend our certificate of incorporation as described herein or consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their our Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment (which would include any public warrants purchased by our sponsor or any of our officers or directors). Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

The NYSE  may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels.

Additionally, in connection with our initial business combination, we will likely be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

● a limited availability of market quotations for our securities;

● reduced liquidity for our securities;

● a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

● a limited amount of news and analyst coverage; and

● a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units our Class A common stock and warrants are listed on the NYSE, our units, our Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by our public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. Since our sponsor’s assets consist only of our securities, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying our public stockholders from the trust account prior to addressing the claims of creditors.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Holders of our Class A common stock will not be entitled to vote on any election of directors we hold prior to the vote on our initial business combination.

Prior to the vote on our initial business combination, only holders of our founder shares have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We are not registering the shares of our Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the shares of our Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of our Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 days following our initial business combination and to maintain a current prospectus relating to the shares of our Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to take such action as is necessary to register or qualify for sale the shares of our Class A common stock issuable upon exercise of the warrants in such states, to the extent an exemption is not available. However, we cannot assure you that we will be able to do so. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of our Class A common stock included in our units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of our Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. For instance, if we call our warrants for redemption, we can force all holders to exercise their warrants on a cashless basis. Additionally, If a registration statement covering the shares of our Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of our Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of our Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average volume weighted average last reported sale price of our Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of our Class A common stock from such exercise than if you were to exercise such warrants for cash.

The private warrants may be exercised at a time when the public warrants may not be exercised.

Once the private warrants become exercisable, such warrants may immediately be exercised on a cashless basis, at the holder’s option, so long as they are held by our sponsor or its permitted transferees. The public warrants, however, will only be exercisable on a cashless basis at the option of the holders if we fail to register the shares issuable upon exercise of the warrants under the Securities Act within 60 days following the closing of our initial business combination. Accordingly, it is possible that the holders of the private warrants could exercise such warrants at a time when the holders of public warrants could not exercise their warrants.

The grant of registration rights to our security holders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our initial stockholders and their permitted transferees can demand that we register our Class A common stock into which founder shares are convertible, holders of our private warrants and their permitted transferees can demand that we register the private warrants and our Class A common stock issuable upon exercise of the private warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private warrants or their respective permitted transferees are registered.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants are redeemable by us so long as they are held by the sponsor or its permitted transferees.

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

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, the U.S. federal income tax consequences of a cashless exercise of warrants included in our units is unclear under current law. It is also unclear what impact the conversion rights with respect to our shares of our Class A common stock would have on a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of our Class A common stock is long-term capital gain or loss and with respect to any dividends we may pay. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

General Risks

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets of at least $5,000,001 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units were tradable and we have a longer period of time to complete an initial business combination. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

● restrictions on the nature of our investments; and

● restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

● registration as an investment company;

● adoption of a specific form of corporate structure; and

● reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting the conditions of Rule 2a-7(d) promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement with respect to the trust account, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO; or (B) with respect to any other material provisions relating to stockholder rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our IPO, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to our public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our initial stockholders will receive additional shares of our Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into our Class A common stock on the first business day following the consummation of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of our Class A common stock, or equity-linked securities convertible or exercisable for shares of our Class A common stock, are issued or deemed issued in excess of the amounts offered in our IPO and related to the closing of our initial business combination, the ratio at which founder shares will convert into shares of our Class A common stock will be adjusted so that the number of shares of our Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate 20% of the sum of our shares of common stock outstanding after completion of our IPO plus the number of shares of our Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination (net of conversions), excluding any shares of our Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private warrants issued to our sponsor. This is different than most other similarly structured blank check companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to an initial business combination.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination and subject to requisite stockholder approval under the DGCL, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Prior to the vote on our initial business combination, only holders of our founder shares have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such period This may entrench management and discourage unsolicited stockholder proposals that may be in the best interest of stockholders. Additionally, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may further entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder and may therefore bring a claim in another appropriate forum. We cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We will likely depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss or inability to consummate an initial business combination.

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

Holders

As of March 1, 2020, there were 1 holder of record of our units, 1 holder of record of our common stock and 2 holders of record of our warrants. We believe we have in excess of 400 beneficial holders of our securities.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 30, 2019, our sponsor purchased 3,593,750 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.007 per share. On November 6, 2019, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in an aggregate of 4,312,500 Founder Shares being outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 12, 2019, we consummated our IPO of 17,250,000 units, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 2,250,000 units, at $10.00 per Unit, generating gross proceeds of $172,500,000. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-234124 and 333-234550). The registration statements were declared effective on November 6, 2019.

Simultaneously with the closing of our IPO, we consummated the sale of 5,200,000 warrants at a price of $1.00 per Private Warrant in a private placement to the sponsor, generating gross proceeds of $5,200,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private warrants are identical to the warrants underlying the units sold in our IPO, except that the private warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchaser or its permitted transferees. The purchaser of private warrants has agreed not to transfer, assign, or sell any of the private warrants or Class A Common Stock underlying the private warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination.

Of the gross proceeds received from our IPO, the exercise of the over-allotment option and the sale of the private warrants, $172,500,000 was placed in the trust account established in connection with our IPO.

We paid a total of $3,450,000 in underwriting discounts and commissions and $484,162 for other costs and expenses related to our IPO. In addition, the underwriters agreed to defer $6,037,500 in underwriting discounts and commissions.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on April 30, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. Our efforts to identify a prospective target business are limited to a particular industry or geographic location, although we are currently focusing our search for target businesses in the defense, aerospace and communication industries. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private warrants, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2020 were organizational activities, those necessary to prepare for our IPO, described below, and searching for a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after our IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 30, 2019 (inception) through December 31, 2019, we had a net loss of $102,604, which consists of operating and formation costs of $256,567, offset by interest income on marketable securities held in the trust account of $126,688 and a benefit for income taxes of $27,275.

For the year ended December 31, 2020, we had net income of $141,312, which consists of interest income on marketable securities held in the trust account of $808,527 offset by operating and formation costs of $629,651, and a provision for income taxes of $37,564.

In December 2019, our board of directors approved the formation of an advisory committee to be comprised of individuals who will assist management and the board in all aspects of our operations including activities aimed at effecting an initial business combination.

Liquidity and Capital Resources

On November 12, 2019, we consummated our IPO of 17,250,000 units at a price of $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of our IPO, we consummated the sale of 5,200,000 private warrants to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $5,200,000.

Including payments for certain prepaid assets such as liability insurance, total payments paid on or soon after our IPO totaled $4,185,959 which was materially in line with our estimated amount of $4,200,000. However, actual liability insurance was underestimated by $124,998 while miscellaneous costs was overestimated by $119,228.

Following our IPO and the sale of the private warrants, a total of $172,500,000 was placed in the trust account. We incurred $9,971,662 in transaction costs, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $484,162 of other offering costs.

As of December 31, 2020, we had marketable securities held in the trust account of $173,192,131 consisting of shares of a money market fund that invests primarily in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2020, we withdrew $243,084 of interest earned on the trust account to pay our franchise tax obligations.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $789,497 held outside the trust account. We intend to use the funds held outside the trust account for ongoing administrative activities as well to identify and evaluate target businesses, perform business due diligence on prospective target businesses, and to structure and negotiate a business combination.

For the period from April 30, 2019 (inception) through December 31, 2019, cash used in operating activities was $269,622. Net loss $102,604 was net of interest earned on marketable securities held in the trust account of $126,688 and a deferred tax benefit of $27,275. Changes in operating assets and liabilities used $13,055 of cash for operating activities.

For the year ended December 31, 2020, cash used in operating activities was $474,803. Net income of $141,312 was affected by interest earned on marketable securities held in the trust account of $808,527 and a deferred tax of $27,275. Changes in operating assets and liabilities used $165,137 of cash for operating activities.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the private warrants, at a price of $1.00 per warrant at the option of the lender.

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

We did not have any off-balance sheet arrangements as of December 31, 2020.

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

The underwriters of our IPO are entitled to deferred fee of $0.35 per Unit, or $6,037,500. The deferred fee will be forfeited by the underwriters solely in the event that we fail to complete a business combination within the required time period, subject to the terms of the underwriting agreement.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk in the future. However, there can be no assurance of this.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Executive Officers
Marc Gabelli	52	Chairman and Chief Executive Officer
John Mega	67	President
Robert “Rob” LaPenta	51	Executive Vice President and Chief Financial Officer
Non-Executive Officers
Timothy Foufas	52	Vice President and Chief Operating Officer
George Anthony Bancroft II	45	Vice President
Hendi Susanto	47	Vice President
Patrick Huvane	53	Vice President, Finance and Accounting
Independent Directors
Mary Gallagher	55	Director
Michael Ferrantino	49	Director
Michael Martin	47	Director

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

Robert “Rob” LaPenta has served as our Executive Vice President and Chief Financial Officer since September 2019. Mr. LaPenta has an extensive career spanning over 25 years in finance, accounting, consulting, capital markets origination, equity trading, asset allocation and mergers and acquisitions and will be active in transaction sourcing, processing and execution. Mr. LaPenta began his career as a Senior Associate at Coopers & Lybrand as a CPA responsible for managing audits, consulting, M&A due diligence and special project engagements for multiple clients in various industries. Mr. LaPenta transitioned full time into the investment banking sector spending the next 13 years focused on trading and capital market activities culminating in the role of Managing Director and Co-head of Equity Trading at Bank of America Securities, LLC where he managed the firm’s equity capital commitment, proprietary trading, secondary offerings and risk management within cash trading. In 2007, Mr. LaPenta joined L-1 Identity Solutions, Inc. as Vice President of Mergers and Acquisitions and Corporate Strategy. Mr. LaPenta managed the firms M&A processes from sourcing, structuring, valuation, diligence and financing of multiple transactions with the most notable being the negotiation of the $1.6 billion sale of L-1 to Safran and BAE Systems. Following the sale of L-1, Mr. LaPenta became a Partner of Aston Capital an alternative asset management firm of the LaPenta family office. and co-founded the Boundary Group, an investment firm focused on private investments in the aerospace, defense, and intelligence markets. Mr. LaPenta has previously served on the Board of Directors at Revolution Lighting Technologies, Inc. (RVLT: OTC), AFIX Technologies and The Radiant Group and currently presides over the Audit Committee for TherapeuticsMD (TXMD: Nasdaq) (Audit Committee Chair), is a Board observer for Amergint Technologies and sits as an Audit Committee member for St. David’s School New York City. Mr. LaPenta graduated from Boston College with a Bachelor’s degree in Accounting and Finance and has been a registered CPA (inactive) in the State of New York.

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

George Anthony Bancroft II has served as our Vice President since our inception. He is the Aerospace & Defense team leader in research for GAMCO Investors. Mr. Bancroft and his team run the Gabelli Aerospace & Defense annual institutional investment conference, now entering its 27th year. He has been an analyst as part of the Gabelli group industrial team since 2009. Prior to Gabelli, Mr. Bancroft was in the United States Marine Corp., where he remains currently active, serving as a Lieutenant Colonel in the Marine Corps Reserve. Mr. Bancroft was an F/A-18 Fighter Pilot in the Marine Corps from May 1998 to July 2009, during which time he had extensive leadership experience in aviation operations, logistics, and maintenance. Mr. Bancroft received a Bachelor’s degree in Systems Engineering from the United States Naval Academy and an MBA in Finance and Economics from Columbia Business School.

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

Patrick Huvane has served as our Vice President, Finance and Accounting since September 2019. Mr. Huvane has served as the Chief Financial Officer of Teton Advisors, Inc. (TETA:OTC) since April 2019. Mr. Huvane has also served as Senior Vice President, Business Development of The LGL Group, Inc. (LGL: NYSE American) since April 2019. Mr. Huvane was Vice President, Finance of Standard Diversified Inc. (NYSE American: SDI) from December 2018 to April 2019. From November 2007 to December 2018, Mr. Huvane was employed by Tiptree Inc. (NASD: TIPT), a diversified holding company that operates across multiple industry sectors with a focus on financial services such as insurance, real estate, asset management, and specialty finance. Mr. Huvane served in various capacities including Chief Accounting Officer. Prior to joining Tiptree in 2007, Mr. Huvane was Controller at Axon Financial Services, Inc. from 2006 to 2007. For the five years prior to joining Axon, Mr. Huvane was employed at Fletcher Asset Management, Inc. and held positions of increasing responsibility, including as Chief Financial Officer and Chief Compliance Officer. Prior to joining Fletcher, Mr. Huvane held positions of increasing responsibility at large financial institutions such as Credit Suisse and Sumitomo Bank. He began his career as an auditor at Ernst & Young in 1990. Mr. Huvane received a Bachelor’s degree from Manhattan College where he was a part-time adjunct faculty member of its Department of Economics & Finance from 2008 to 2009. He received his MBA from New York University. Mr. Huvane is a Certified Public Accountant in New York and is also a CFA charterholder.

Mary E Gallagher has served as a member of our Board of Directors and Audit Committee Chair since September 2019. Ms. Gallagher is also a director and the Audit Committee Chair of both American Outdoor Brands (NASDAQ: AOUT) and Novaria Group; a KKR portfolio company. Ms. Gallagher served as Chief Financial Officer for Wheels Up from 2016 to 2018. Wheels Up is a membership-based private aviation company. Prior to joining Wheels Up, Ms. Gallagher spent 12 years with United Technologies Corporation (NYSE: UTX), a global leader in aerospace and building technologies. Ms. Gallagher held a variety of top financial roles at UTX, most recently as CFO of Sikorsky Aircraft from November of 2013 through June of 2016. From 1996 to 2004 Ms. Gallagher served as the VP Controller and Chief Accounting Officer of Olin Corporation (NYSE: OLN), a global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Prior to joining Olin, Ms. Gallagher spent 9 years with KPMG in various positions in the audit, mergers/acquisitions, consulting and training groups. Ms. Gallagher graduated from the University of Vermont in 1987 with a Bachelor’s degree in Accounting and earned her MBA from the Massachusetts Institute of Technology in 2008 as a UTC sponsored participant in the Sloan Fellows Program. Ms. Gallagher is a Certified Public Accountant in New York. We believe Ms. Gallagher is qualified to serve on our board of directors due to her business experience and contacts and relationships as well as her background as a CPA.

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

Michael C. Martin has served as a member of our Board of Directors since September 2019. Mr. Martin is currently a Managing Director and Portfolio Manager with Walleye Capital, LLC and a member of the Advisory Board at Veritone Inc. (NASDAQ:VERI), a $1.2 billion public cloud-based artificial intelligence (AI) technology company. Prior to joining Walleye, Mr. Martin founded Herndon Capital, a Washington, D.C. based private equity firm focused on companies within the national security and defense sectors. Prior to Herndon Capital, Mr. Martin was a portfolio manager with UBS O’Connor, a $6 billion multi strategy global hedge fund, where he managed a long short equity portfolio and led the investment team through 600 initial public offerings and private placements, from 2012 to 2018. Prior to O’Connor, Mr. Martin was a Director on the convertible securities team at Bank of America Merrill Lynch. Mr. Martin served as the co-leader of the Bank of America Metro New York Veterans Group and was part of the leadership team that brought together five of the nation’s largest banks to create VOWS (Veterans on Wall Street) with the mission of supporting transitioning military veterans into the private sector. As a Navy SEAL officer, Mr. Martin served worldwide in several leadership roles as the operations officer of two SEAL Teams and as a deployed task unit commander. Mr. Martin conducted several deployments to include Afghanistan and Iraq and was awarded numerous combat awards and medals including the Bronze Star with Valor. Mr. Martin received a Bachelor’s degree in Mathematics with merit from the United States Naval Academy and currently serves as Vice Chairman of the Board of Directors on the Navy SEAL Foundation. We believe Mr. Martin is qualified to serve on our board of directors due to his business and board experience, contacts and relationships.

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

During the fiscal year end December 31, 2020, our audit committee held five meetings. During the fiscal year ended December 31, 2019, our audit committee held one meeting.

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

During the fiscal years ended December 31, 2020 and 2019, our nominating committee did not hold any meetings.

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

During the fiscal years ended December 31, 2020 and 2019, our compensation committee did not hold any meetings.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in our IPO or the private warrants as they are not exercisable within 60 days of the date hereof.

	Amount and		Approximate
	Nature of		Percentage of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Shares
Marc Gabelli(3)	4,312,500	(2)	20%
Timothy Foufas(3)	4,312,500	(2)	20%
Mary Gallagher	0		0%
Michael Ferrantino	0		0%
Rob LaPenta(3)	4,312,500	(2)	20%
Michael Martin	0		0%
John Mega	0		0%
LGL Systems Acquisition Holding Company, LLC(4)	4,312,500	(2)	20%
LGL Systems Nevada Management Partners LLC(4)	4,312,500	(2)	20%
All directors and executive officers as a group (seven individuals)	4,312,500	(2)	20%
BlueCrest Capital Management Limited	1,160,000	(5)	5.4%
Glazer Capital, LLC	1,107,047	(6)	5.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 165 W. Liberty St., Suite 220, Reno, NV 89501.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	LGL Systems Nevada Management Partners LLC appointed Marc Gabelli, Bob LaPenta, Rob LaPenta, Timothy Foufas, and Jeff Illustrato (appointed by Mr. Gabelli) as managers to approve actions of our sponsor. Each manager has one vote, and the approval of three of the five managers is required for approval of an action of the sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual manager exercises voting or dipositive control over any of the securities held by our sponsor, even those in which he directly owns a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities. However, we have included the full amount of the shares for each individual for presentation purposes
(4)	Represents shares held by our sponsor, of which LGL Systems Nevada Management Partners LLC is the managing member.
(5)	Represents shares held by BlueCrest Capital Management Limited, which serves as investment manager to Millais Limited, a Cayman Islands exempted company. Michael Platt is the principal, director and control person of BlueCrest. Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2021.
(6)	Represents shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager. Paul Glazer is the managing member of Glazer Capital. Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 16, 2021.

All of the founders’ shares outstanding prior to our IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (i) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of such shares, one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have entered into an administrative services agreement with LGL Systems Nevada Management Partners LLC, an affiliate of our sponsor, pursuant to which we pay a total of $10,000 per month for office space, utilities and secretarial support. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust account to pay actual or anticipated expenses in connection with an initial business combination. Any such unpaid amount will accrue without interest and either be due and payable no later than the date of the consummation of an initial business combination, or, at the affiliate’s option, treated as working capital loans and be convertible into additional warrants on terms identical to the private warrants (subject to the $1,500,000 maximum amount of working capital loans convertible to warrants as described below). If we do not consummate an initial business combination, any accrued amounts would be forgiven. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We may also pay consulting, finder or success fees to our special advisors or their affiliates for assisting us in consummating our initial business combination.

Other than the administrative fee salaries, consulting fees or success fees described above, no compensation of any kind, including finder’s fees, will be paid by us to our sponsor, executive officers, directors and special advisors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments made to our sponsor, officers, directors, special advisors or our or their affiliates.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, officers, directors or their respective affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from other third parties as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Policy

Our code of ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

See Item 10 - Directors and Executive Officers of the Registrant - Director Independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from April 30, 2019 (inception) through December 31, 2019 totaled $50,985 and $61,800, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2020 and for the period from April 30, 2019 (inception) through December 31, 2019, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. For the year ended December 31, 2020 and for the period from April 30, 2019 (inception) through December 31, 2019, we did not pay Marcum for tax planning and tax advice.

All Other Fees. For the year ended December 31, 2020 and for the period from April 30, 2019 (inception) through December 31, 2019, we did not pay Marcum for other services.

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March, 2021.

LGL SYSTEMS ACQUISITION CORP.

By:	/s/ Marc Gabelli
Marc Gabelli
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Gabelli	Chairman and Chief Executive Officer	March 3, 2021
Marc Gabelli	(Principal Executive Officer)

/s/ John Mega	President	March 3, 2021
John Mega

/s/ Robert LaPenta	Executive Vice President and Chief Financial Officer	March 3, 2021
Robert LaPenta	(Principal accounting and financial officer)

/s/ Mary Gallagher	Director	March 3, 2021
Mary Gallagher

/s/ Michael Ferrantino	Director	March 3, 2021
Michael Ferrantino

/s/ Michael Martin	Director	March 3, 2021
Michael Martin

LGL SYSTEMS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

LGL Systems Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LGL Systems Acquisition Corp. (the “Company”) as of December 31, 2020 and December 31 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from April 30, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the period from April 30, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY
March 3, 2021

LGL SYSTEMS ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$789,497	$1,021,216
Prepaid expenses	95,403	227,125
Total Current Assets	884,900	1,248,341

Deferred tax asset	-	27,275
Marketable securities held in Trust Account	173,192,131	172,626,688
Total Assets	$174,077,031	$173,902,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$237,196	$214,070
Income tax payable	10,289	-
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	6,284,985	6,251,570

Commitments

Class A common stock subject to possible redemption, 16,223,745 and 16,265,073 shares at redemption value at December 31, 2020 and December 31, 2019, respectively	162,792,045	162,650,730

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 1,026,255 and 984,927 shares issued and outstanding (excluding 16,223,745 and 16,265,073 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	103	98
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2020 and 2019	431	431
Additional paid-in capital	4,960,759	5,102,079
Accumulated deficit	38,708	(102,604)
Total Stockholders’ Equity	5,000,001	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,077,031	$173,902,304

The accompanying notes are an integral part of the financial statements.

LGL SYSTEMS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from
		April 30,
		2019
		(inception)
	Year Ended	through
	December 31,	December 31,
	2020	2019

Operating and formation costs	$629,651	$256,567
Loss from operations	(629,651)	(256,567)

Other income:
Interest income	808,527	126,688
Other income	808,527	126,688

Income (loss) before provision for income taxes	178,876	(129,879)
Income (provision) tax benefit	(37,564)	27,275
Net income (loss)	$141,312	$(102,604)

Weighted average shares outstanding, basic and diluted (1)	5,312,754	4,057,455

Basic and diluted net loss per common share (2)	$(0.07)	$(0.03)

(1)	Excludes an aggregate of up to 16,223,745 and 16,265,073 of shares subject to possible redemption at December 31, 2020 and December 31, 2019, respectively.
(2)	Excludes income attributable to common stock subject to possible redemption of $536,991 for the year ended December 31, 2020 and $18,026 for the period from April 30, 2019 (inception) through December 31, 2019.

The accompanying notes are an integral part of the financial statements.

LGL SYSTEMS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 30, 2019 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to sponsor	—	—	4,312,500	431	24,569	—	25,000

Sale of 17,250,000 Units, net of underwriting discounts and offering expenses	17,250,000	1,725	—	—	162,526,613	—	162,528,338

Sale of 5,200,000 private warrants to sponsor	—	—	—	—	5,200,000	—	5,200,000

Common stock subject to possible redemption	(16,265,073)	(1,627)	—	—	(162,649,103)	—	(162,650,730)

Net loss	—	—	—	—	—	(102,604)	(102,604)

Balance – December 31, 2019	984,927	$98	4,312,500	$431	$5,102,079	$(102,604)	$5,000,004

Common stock subject to possible redemption	41,328	5	—	—	(141,320)	—	(141,315)

Net income	—	—	—	—	—	141,312	141,312

Balance – December 31, 2020	1,026,255	$103	4,312,500	$431	$4,960,759	$38,708	$5,000,001

The accompanying notes are an integral part of the financial statements.

LGL SYSTEMS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period from
		April 30, 2019
	For the Year ended	(Inception) through
	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$141,312	$(102,604)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(808,527)	(126,688)
Deferred tax provision (benefit)	27,275	(27,275)
Changes in operating assets and liabilities:
Prepaid expenses	131,722	(227,125)
Accounts payable and accrued expenses	23,126	214,070
Income taxes payable	10,289	-
Net cash used in operating activities	(474,803)	(269,622)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(172,500,000)
Cash withdrawn from Trust Account to pay franchise taxes	243,084	-
Net cash provided by (used in) investing activities	243,084	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	169,050,000
Proceeds from sale of private warrants to sponsor	-	5,200,000
Proceeds from promissory note - related party	-	137,843
Repayment of promissory note - related party	-	(137,843)
Payment of offering costs	-	(459,162)
Net cash provided by investing activities	-	173,790,838

Net Change in Cash	(231,719)	1,021,216
Cash – Beginning	1,021,216	-
Cash – Ending	$789,497	$1,021,216

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption		$162,752,250
Change in value of common stock subject to possible redemption	$141,315	$(101,520)
Deferred underwriting fee payable	$-	$6,037,500
Deferred offering costs paid directly by sponsor from proceeds from issuance of common stock to sponsor	$-	$25,000

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

As of December 31, 2020, the Company had not commenced any operations. All activity since inception relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $9,971,662, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $484,162 of other offering costs. As of December 31, 2020, $789,497 of cash is held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The Company appealed the delisting letter to the Nasdaq Hearings Panel (“Panel”) and on February 12, 2020, the Panel issued its decision (“Decision”) to grant the Company’s request for continued listing, based on its finding that the Company had met the requirements for listing on Nasdaq.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Marketable securities held in Trust Account

At December 31, 2020 and 2019, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills. For the year ended December 31, 2020, the Company withdrew $243,084 of interest income from the Trust Account to pay its franchise taxes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 13,825,000 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income and losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

		For the
		Period From
		April 30,
	For the	2019
	Year Ended	(Inception) to
	December 31,	December,
	2020	2019
Net income/(loss)	$141,312	$(102,604)
Less: Income attributable to shares subject to possible redemption	536,991	18,026
Adjusted net loss	$(395,679)	$(120,630)

Weighted average shares outstanding, basic and diluted (1)	5,312,754	4,057,455

Basic and diluted net loss per common share (2)	$(0.07)	$(0.03)

(1)	Excludes an aggregate of up to 16,223,745 and 16,265,073 of shares subject to possible redemption at December 31, 2020 and December 31, 2019, respectively.
(2)	Excludes income attributable to common stock subject to possible redemption of $536,991 for the year ended December 31, 2020 and $18,026 for the period from April 30, 2019 (inception) through December 31, 2019.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Promissory Note — Related Party

On May 2, 2019, the sponsor agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable on the earlier of (i) April 30, 2020, (ii) the completion of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. A total of $137,843 was loaned to the Company which was repaid on December 19, 2019.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the November 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2020 and for period from April 30, 2019 (inception) through December 31, 2019, the Company incurred $120,000 and $18,333, respectively, in fees for these services, of which $138,333 and $18,333, respectively, are included in accrued expenses in the accompanying balance sheets.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

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

At December 31, 2020 and 2019, there were 1,026,255 shares and 984,927 shares of Class A common stock issued and outstanding, respectively, and excluding 16,223,745 and 16,265,073 shares of common stock subject to possible redemption, respectively. At December 31, 2020 and 2019, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 8. INCOME TAX

The Company’s net deferred tax asset at December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax asset
Net operating loss carryforward	$—	$27,275
Valuation allowance	—	—
Deferred tax asset	$—	$27,275

The income tax benefit for the year ended December 31, 2020 and for the period from April 30, 2019 (inception) through December 31, 2019 consists of the following:

		For the Period
		from April 30,
		2019 (inception)
	Year Ended	through
	December 31,	December 31,
	2020	2019
Federal
Current	$10,289	$—
Deferred	27,275	(27,275)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision (benefit)	$37,564	$(27,275)

For the years ended December 31, 2020 and 2019, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income of $0 and $129,879, respectively. In accordance with Section 382 of the Internal Revenue Code, deductibility of any of the Company’s future NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management determined that a valuation allowance was not required.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and 2019 is as follows:

	December 31,	December 31,
	2020	2019
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	0%	0%
Change in valuation allowance	0%	0%
Income tax provision	21%	21%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers Nevada to be a significant state tax jurisdiction.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior years, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent, and allows businesses to immediately expense the full cost of Qualified Improvement Property, retroactive to tax years beginning on or after January 1, 2018. The Company does not believe that the CARES Act will have a significant impact on the Company’s financial position or statement of operations.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description		December 31,
	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$173,192,131	$172,626,688

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.