Form 10-K/A
period 2020-12-31
LGL Systems Acquisition Corp.
filed 2021-05-11
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

EXPLANATORY NOTE

In this Annual Report of LGL Systems Acquisition Corp. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2020, the Company is restating (i) its audited financial statements as of, and for the period from April 30, 2019 (date of inception) to December 31, 2019, (ii) its audited financial statements as of, and for the full year ended December 31, 2020, (iii) its audited balance sheet as of November 12, 2019, and (iv) its unaudited interim financial statements as of, and for the quarterly periods ended, March 31, 2020, June 30, 2020, and September 30, 2020 (collectively, the “Affected Periods”).

The restatement results from the Company’s prior accounting for its public warrants issued in connection with, as well as its private warrants issued simultaneously with, its initial public offering in November 2019 as components of equity instead of as liabilities.  The warrant agreement governing the warrants includes a provision (the “Exercise Price Reduction Provision”) that requires the Company to reduce the exercise price by a stated formula if (i) the Company completes a transaction involving a reclassification or reorganization of the outstanding shares of its common stock, a merger or consolidation in which it is not the surviving company, or a sale of its assets and (ii) more than 30% of the consideration payable to common stockholders as a result of that transaction is not common stock listed on a national securities exchange or the OTC Bulletin Board.

In connection with the audits of the Company’s financial statements for the period from April 30, 2019 (date of inception) to December 31, 2019 and the full year ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with Marcum LLP, the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the transactions that would trigger the Exercise Price Reduction Provision are not inputs to the fair value of the warrants. As a result, the Company should have classified the warrants as liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures and its internal controls over financial reporting for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

This Form 10-K/A amendment includes amendments to include additional risk factors under Item A, the Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such data give effect to the change in accounting for the warrants as disclosed in the original filings. Except for the forgoing information, the Company has not modified or updated herein the disclosures provided in the original Annual Report on Form 10-K/A hereby amended.

The Company has not amended its previously filed Annual Report on Form 10-K or Form 8-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In addition, the Company’s Principal Executive Officer as well as the Principal Accounting and Finance Officer have provided new certifications dated as of the date of this filing in connection with the Form 10-K/A.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

ITEM 1A. RISK FACTORS

In addition to the other risks and uncertainties described in this Annual Report on Form 10-K/A, the following material risk factors should be carefully considered. Any of these factors could result in a significant or material adverse effect on our business, operating results, liquidity and financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

We may consider a business combination with a target business operating in any industry our management chooses. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K/A regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any security holders who choose to remain security holders following our initial business combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2019. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2019 initial public offering, see “Note 2 — Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 of S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

The restatement of the Company’s financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increase possibility of legal proceedings.

As a result of the restatement of our financial statements, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatements, and scrutiny of the SEC and other regulatory bodies which would cause investors to lose confidence in the Company’s reported financial information and could subject the Company to civil or criminal penalties or shareholder litigation. The Company could face monetary judgements, penalties or other sanctions that could have a material adverse effect on the Company’s business, financial condition and results of operations and could cause its stock price to decline.

Recent SEC guidance required us to reconsider the accounting of warrants and led us to conclude that our warrants be accounted for as liabilities rather than as equity and such requirement resulted in a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed it view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent and periodic fair value re-measurement. Therefore, we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or NYSE regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or NYSE as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

Certain of our warrants are accounted for as warrant liabilities and are recorded at fair value upon issuance with changes in fair value each reporting period to be reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Following the restatement of our historical financial statements, we account for our warrants as warrant liabilities and recorded at fair value upon issuance with any changes in fair value each reporting period to be reported in earnings as determined by the Company based the available publicly traded warrant price or based on a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

In this Form 10-K/A, the Company is restating (i) its audited financial statements as of, and for the period from April 30, 2019 (date of inception) to December 31, 2019, (ii) its audited financial statements as of, and for the full year ended December 31, 2020 and (iii) its audited balance sheet as of November 12, 2019, and (iv) its unaudited interim financial statements as of, and for the quarterly periods ended, March 31, 2020, June 30, 2020, and September 30, 2020.

The restatement results from the Company’s prior accounting for its public warrants issued in connection with, as well as its private warrants issued simultaneously with, its initial public offering in November 2019 as components of equity instead of as liabilities.  The warrant agreement governing the warrants includes a provision (the “Exercise Price Reduction Provision”) that requires the Company to reduce the exercise price by a stated formula if (i) the Company completes a transaction involving a reclassification or reorganization of the outstanding shares of its common stock, a merger or consolidation in which it is not the surviving company, or a sale of its assets and (ii) more than 30% of the consideration payable to common stockholders as a result of that transaction is not common stock listed on a national securities exchange or the OTC Bulletin Board.

In connection with the audit of the Company’s financial statements for the years ended December 31, 2019 and 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with Marcum LLP, the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the transactions that would trigger the Exercise Price Reduction Provision are not inputs to the fair value of the warrants. As a result, the Company should have classified the warrants as liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The Company has not amended its previously filed Annual Reports on Form 10-K or Form 8-K with audited balance sheet as of November 12,2019 or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Results of Operations (As Restated)

As discussed in the Explanatory Note to this Amendment and the “Restatement of Previously Issued Financial Statements” in Note 2, in the Company’s financial statements included in Item 8 to this Amendment, we are restating (i) its audited financial statements as of, and for the period from April 30, 2019 (date of inception) to December 31, 2019, (ii) its audited financial statements as of, and for the full year ended December 31, 2020, (iii) its audited balance sheet as of November 12, 2019, and (iii) its unaudited interim financial statements as of, and for the quarterly periods ended, March 31, 2020, June 30, 2020, and September 30, 2020. The amended discussion and analysis as it pertains to the restated periods presented below provides information to assist in understanding our financial condition and results of operations, and should be read in conjunction with the Company’s financial statements included in Item 8.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, the Company classifies the warrants issued in connection with its initial public offering as liabilities at their fair value and adjusts the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. For the periods from April 30, 2019 (inception) to December 31, 2019 and from January 1, 2020 through December 31, 2020, the change in fair value of warrant liabilities was an increase of $0 and $8,971,000, respectively.

For the Year Ended December 31, 2020 and the Period from April 30, 2019 (Inception) through December 31, 2019

For the year ended December 31, 2020, we had net loss of $8,829,688, which consists of changes in fair value of warrant liabilities of $8,971,000, operating costs of $629,651 and provision for income taxes of $37,564, offset by interest income on marketable securities held in the Trust Account of $808,527.

For the period from April 30, 2019 (inception) through December 31, 2019, we had net loss of $1,079,160, which consists of offering costs associated with warrants recorded as liabilities of $508,555, operating costs of $724,568, offset by interest income on marketable securities held in the Trust Account of $126,688 and a benefit from income taxes of $27,275.

For the Three and Nine Months Ended September 30, 2020

For the three months ended September 30, 2020, we had a net loss of $2,695,156, which consists of changes in fair value of warrant liabilities of $2,2592,500 and operating costs of $145,615, offset by interest income on marketable securities held in the Trust Account of $15,670 and a benefit from income taxes of $27,289.

For the nine months ended September 30, 2020, we had net loss of $539,760, which consists of changes in fair value of warrant liabilities of $811,750, operating costs of $461,001 and a provision for income taxes of $72,301, offset by interest income on marketable securities held in the Trust account of $805,292.

For the Three and Six Months Ended June 30, 2020

For the three months ended June 30, 2020, we had net income of $690,075, which consists of changes in fair value of warrant liabilities of $657,000 and interest income on marketable securities held in the Trust Account of $180,961, offset by operating costs of $139,094 and a provision for income taxes of $8,792.

For the six months ended June 30, 2020, we had net income of $2,155,396, which consists of changes in fair value warrant liabilities of $1,780,750 and interest income on marketable securities held in the Trust Account of $789,622, offset by operating costs of $315,386 and a provision of income taxes of $99,590.

For the Three Months Ended March 31, 2020

For the three months ended March 31, 2020, we had net income of $1,465,321, which consists of changes in fair value of warrant liabilities of $1,123,750 and interest income on marketable securities held in the Trust Account of $608,661, offset by operating costs of $176,292 and a provision for income taxes of $90,798.

In December 2019, our board of directors approved the formation of an advisory committee to be comprised of individuals who will assist management and the board in all aspects of our operations including activities aimed at effecting an initial business combination.

Liquidity and Capital Resources (As Restated)

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

For the period from April 30, 2019 (inception) through December 31, 2019, cash used in operating activities was $269,622. Net loss $1,079,160 was impacted by non-cash compensation expense of $468,000 and offering costs associated with warrants recorded as liabilities of $508,555; net of interest earned on marketable securities held in the trust account of $126,688 and a deferred tax benefit of $27,275. Changes in operating assets and liabilities used $13,055 of cash for operating activities.

For the year ended December 31, 2020, cash used in operating activities was $474,803. Net loss of $8,829,688 was affected by a change in fair value of warrant liabilities of $8,971,000; net of interest earned on marketable securities held in the trust account of $808,527 and a deferred tax of $27,275. Changes in operating assets and liabilities used $165,137 of cash for operating activities.

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

Warrant Liabilities

The Company accounts for the warrants issued in connection with its public offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the public warrants issued by the Company in the initial public offering have been estimated using the quoted market price, if available, or that of a Monte Carlo model. The fair value of the private placement issued by the Company in conjunction with the initial public offering have been estimated using a Monte Carlo model.

Net loss per common share

Our statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance. Net income or loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income or loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, net of applicable franchise and income taxes, by the weighted average number of nonredeemable common stock outstanding for the period. Nonredeemable common stock includes founder shares and nonredeemable shares of common stock as these shares do not have any redemption features.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements

The financial statements required by this item appear beginning on page F-1 following the signatures pages of this report and are incorporated herein by reference.

Supplementary Data (unaudited)

The following tables present selected unaudited quarterly financial data of the Company for the year ended December 31, 2020 and for the period from April 30, 2019 (date of inception) to December 31, 2019. The data have been restated for the period from April 30, 2019 (inception) to December 31, 2019, and the first, second, and third quarters of 2020 and the year ended December 31, 2020 from previously reported information filed in reports on Form 10-Q and Form 10-K. The Company has not amended its previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

	2020
	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter	Year Ended December 31, 2020 (1)
	As Restated	As Restated	As Restated		As Restated
Operating Expenses:
Operating and formation costs	$176,292	$139,094	$145,615	$168,650	$629,651
Loss from operations	(176,292)	(139,094)	(145,615)	(168,650)	(629,651)
Other income (expense)
Interest income	608,661	180,961	15,670	3,235	808,527
Change in fair value of warrant liabilities	1,123,750	657,000	(2,592,500)	(8,159,250)	(8,971,000)
Net income (loss)	$1,465,321	$690,075	$(2,695,156)	$(8,289,928)	$(8,829,688)

Income (loss) per common share:
Basic and diluted	$0.16	$0.09	$(0.41)	$(1.21)	$(1.39)

Weighted average shares outstanding
Basic and diluted	6,743,977	6,639,574	6,581,340	6,849,309	6,703,614

Balance Sheet Data (at period end)
Cash and cash equivalents	$961,355	$897,471	$865,100	$789,497	$789,497
Marketable securities held in Trust Account	173,100,514	173,227,548	173,243,218	173,192,131	173,192,131
Total assets	174,254,141	174,279,113	174,227,854	174,077,031	174,077,031
Warrant liabilities	13,341,750	12,684,750	15,277,250	23,436,500	23,436,500
Deferred underwriting fee	6,037,500	6,037,500	6,037,500	6,037,500	6,037,500
Total liabilities	19,603,587	18,938,484	21,582,381	29,721,486	29,721,486
Common stock subject to redemption	149,650,553	150,340,627	147,645,473	139,355,545	139,355,545
Equity	$5,000,001	$5,000,002	$5,000,000	$5,000,000	$5,000,000

(1)	-	The information presented has been adjusted to reflect the restatement of our financial statements which is described in Note 2 of the notes to the audited financial statements included elsewhere therein.

	Period from April 30, 2019 (inception) to December 31, 2019
	Second Quarter	Third Quarter	Fourth Quarter	Period Ended December 31, 2019 (1)
				As Restated
Operating Expenses:
Operating and formation costs	$525	$481	$723,562	$724,568
Loss from operations	(525)	(481)	(723,562)	(724,568)
Other income (expense)
Interest income	-	-	126,688	126,688
Offering costs associated with warrants recorded as liabilities	-	-	(508,555)	(508,555)
Net (loss)	$(525)	$(481)	$(1,078,154)	$(1,079,160)

Income (loss) per common share:
Basic and diluted	$-	$-	$(0.21)	$(0.25)

Weighted average shares outstanding
Basic and diluted	3,750,000	3,750,000	5,339,211	4,057,455

Balance Sheet Data (at period end)
Cash and cash equivalents	$950	$1,315	$1,021,216	$1,021,216
Marketable securities held in Trust Account	-	-	172,626,688	172,626,688
Total assets	65,950	117,300	173,902,304	173,902,304
Warrant liabilities			14,465,500	14,465,500
Deferred underwriting fee	-	-	6,037,500	6,037,500
Total liabilities	41,475	93,306	20,717,071	20,717,071
Common stock subject to redemption	-	-	148,185,229	148,185,229
Equity	$24,475	$23,994	$5,000,004	$5,000,004

(1)	-	The information presented has been adjusted to reflect the restatement of our financial statements which is described in Note 2 of the notes to the audited financial statements included elsewhere therein.

The quarterly amounts reported above differ from the amounts previously reported on Form 10-Q due to a correction in accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as components of equity but upon further evaluation of the terms of the warrants concluded that the warrants should be accounted for as liabilities. See Note 2 of the notes to the audited financial statements included elsewhere herein. The following table summarizes the effects of the restatement and presents a comparison to the amounts originally reported for the applicable periods:

	Previously Reported	Adjustments	As Restated
Period from April 30, 2019 (inception) to December 31, 2019 (audited)
Change in fair value of warrant liabilities	-	(468,000)	(468,000)
Offering costs associated with warrants recorded as liabilities	-	(508,555)	(508,555)
Net income (loss)	(102,604)	(976,556)	(1,079,160)
Net income (loss) per share	(0.03)	(0.22)	(0.25)
Weighted average shares outstanding:
Basic and diluted	4,057,455	289,310	4,346,765

Balance sheet as of November 12, 2019 (audited)
Warrant liabilities	-	14,465,500	14,465,500
Total liabilities	6,298,746	14,465,500	20,764,246
Common stock subject to possible redemption	162,752,250	(14,465,501)	148,286,749

Balance sheet as of December 31, 2019 (audited)
Warrant liabilities	-	14,465,500	14,465,500
Total liabilities	6,251,570	14,465,501	20,717,071
Common stock subject to possible redemption	162,650,730	(14,465,501)	148,185,229

	Previously Reported	Adjustments	As Restated
Three months ended March 31, 2020 (unaudited)
Change in fair value of warrant liabilities	-	1,123,750	1,123,750
Net income (loss)	341,571	1,123,750	1,465,321
Net income (loss) per share	(0.02)	0.18	0.16
Weighted average shares outstanding:
Basic and diluted	5,297,427	1,446,550	6,743,977

Balance sheet as of March 31, 2020 (unaudited)
Warrant liabilities	-	13,341,750	13,341,750
Total liabilities	6,261,836	13,341,751	19,603,587
Common stock subject to possible redemption	162,992,304	(13,341,751)	149,650,553

Three months ended June 30, 2020 (unaudited)
Change in fair value of warrant liabilities	-	657,000	657,000
Net income (loss)	33,075	657,000	690,075
Net income (loss) per share	(0.02)	0.10	0.09
Weighted average shares outstanding:
Basic and diluted	5,309,155	1,330,419	6,639,574

Balance sheet as of June 30, 2020 (unaudited)
Warrant liabilities	-	12,684,750	12,684,750
Total liabilities	6,253,733	12,684,751	18,938,484
Common stock subject to possible redemption	163,025,379	(12,684,752)	150,340,627

Three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liabilities	-	(2,592,500)	(2,592,500)
Net income (loss)	(102,656)	(2,592,500)	(2,695,156)
Net income (loss) per share	(0.02)	(0.39)	(0.41)
Weighted average shares outstanding:
Basic and diluted	5,317,329	1,264,011	6,581,340

Balance sheet as of September 30, 2020 (unaudited)
Warrant liabilities	-	15,277,250	15,277,250
Total liabilities	6,305,130	15,277,251	21,582,381
Common stock subject to possible redemption	162,922,723	(15,277,250)	147,645,473

Twelve months ended December 31, 2020 (audited)
Change in fair value of warrant liabilities	-	(8,971,000)	(8,971,000)
Net income (loss)	141,312	(8,971,000)	(8,829,688)
Net income (loss) per share	(0.07)	(1.31)	(1.39)
Weighted average shares outstanding:
Basic and diluted	5,312,754	1,390,861	6,703,614

Balance sheet as of December 31, 2020 (audited)
Warrant liabilities	-	23,436,500	23,436,500
Total liabilities	6,284,985	23,436,501	29,721,486
Common stock subject to possible redemption	162,792,045	(23,436,500)	139,355,545

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting (As Restated).”

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

Management’s Report on Internal Controls Over Financial Reporting (As Restated)

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since the rules for smaller reporting companies provide for this exemption.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on that evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for warrants issued in connection with our initial public offering as more fully described in Note 2 to the financial statements included herein. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material aspects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Annual Report on this Form 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents, assigning preparation and review responsibilities to additional personnel for the financial reporting process, and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Audit Committee

Effective November 6, 2019, we established an audit committee of the board of directors, which consists of Mary Gallagher, Michael Ferrantino and Michael Martin, each of whom is an independent director under the NYSE’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K/A;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May, 2021.

LGL SYSTEMS ACQUISITION CORP.

By:	/s/ Marc Gabelli
Marc Gabelli
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marc Gabelli	Chairman and Chief Executive Officer	May 10, 2021
Marc Gabelli	(Principal Executive Officer)

/s/ John Mega	President	May 10, 2021
John Mega

/s/ Robert LaPenta	Executive Vice President and Chief Financial Officer	May 10, 2021
Robert LaPenta	(Principal accounting and financial officer)

/s/ Mary Gallagher	Director	May 10, 2021
Mary Gallagher

/s/ Michael Ferrantino	Director	May 10, 2021
Michael Ferrantino

/s/ Michael Martin	Director	May 10, 2021
Michael Martin

LGL SYSTEMS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

LGL Systems Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LGL Systems Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from April 30, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the period from April 30, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2020 and 2019 Financials Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from April 30, 2019 (inception) through December 31, 2019, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Houston, Texas
March 3, 2021, except for the merger agreement disclosed in Note 12 and for effects of the restatement discussed in Notes 2, 8, 9, 10, and 11, as to which the date is May 10, 2021

LGL SYSTEMS ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2020 (As Restated-Note 2)	2019 (As Restated-Note 2)
ASSETS
Current assets
Cash	$789,497	$1,021,216
Prepaid expenses	95,403	227,125
Total current assets	884,900	1,248,341

Deferred tax asset	—	27,275
Marketable securities held in Trust Account	173,192,131	172,626,688
Total Assets	$174,077,031	$173,902,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$237,196	$214,071
Income tax payable	10,289	-
Total current liabilities	247,485	214,071
Warrant liabilities	23,436,500	14,465,500
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	29,721,485	20,717,071

Commitments

Class A common stock subject to possible redemption, 13,888,079 and 14,818,523 shares at redemption value at December 31, 2020 and December 31, 2019, respectively	139,355,545	148,185,229

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 3,361,921 and 2,431,477 shares issued and outstanding (excluding 13,888,079 and 14,818,523 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	336	243
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2020 and 2019	431	431
Additional paid-in capital	14,908,082	6,078,490
Accumulated deficit	(9,908,848)	(1,079,160)
Total Stockholders’ Equity	5,000,001	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,077,031	$173,902,304

The accompanying notes are an integral part of the financial statements.

LGL SYSTEMS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		April 30,
		2019
		(inception)
	Year Ended	through
	December 31,	December 31,
	2020 (as Restated-Note 2)	2019 (as Restated-Note 2)

Operating and formation costs	$629,651	$724,568
Loss from operations	(629,651)	(724,568)

Other income (expense):
Interest income	808,527	126,688
Change in fair value of warrant liabilities	(8,971,000)	—
Offering costs associated with warrants recorded as liabilities	—	(508,555)
Other income (expense)	(8,162,473)	(381,867)

Loss before provision for income taxes	(8,792,124)	(1,106,435)
Income tax benefit (provision)	(37,564)	27,275
Net loss	$(8,829,688)	$(1,079,160)

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	14,858,886	2,965,735

Basic and diluted net income per share, common stock subject to redemption	$0.03	$0.01

Weighted average shares outstanding of common stock, basic and diluted	6,703,614	4,346,765

Basic and diluted net loss per share, common stock	$(1.39)	$(0.25)

The accompanying notes are an integral part of the financial statements.

LGL SYSTEMS ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(as Restated-Note 2)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 30, 2019 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder Shares to sponsor	—	—	4,312,500	431	24,569	—	25,000

Sale of 17,250,000 Units, net of underwriting discounts and offering expenses	17,250,000	1,725	—	—	154,237,668	—	154,239,393

Common stock subject to possible redemption	(14,818,523)	(1,482)	—	—	(148,183,747)	—	(148,185,229)

Net loss	—	—	—	—	—	(1,079,160)	(1,079,160)

Balance – December 31, 2019	2,431,477	$243	4,312,500	$431	$6,078,490	$(1,079,160)	$5,000,004

Common stock subject to possible redemption	930,444	93	—	—	8,829,592	—	8,829,684

Net loss	—	—	—	—	—	(8,829,688)	(8,289,688)

Balance – December 31, 2020	3,361,921	$336	4,312,500	$431	$14,908,082	$(9,908,848)	$5,000,001

The accompanying notes are an integral part of the financial statements.

LGL SYSTEMS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(as Restated-Note 2)

		Period from
	Year ended	April 30, 2019 to
	December 31, 2020	December 31, 2019

Cash Flows from Operating Activities:
Net loss	$(8,829,688)	$(1,079,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on securities held in Trust Account	(808,527)	(126,688)
Warrant issuance costs	-	508,555
Change in fair value of warrant liabilities	8,971,000	-
Compensation expense	-	468,000
Deferred tax benefit	27,275	(27,275)
Changes in operating assets and liabilities:	-	-
Prepaid expenses	131,722	(227,125)
Security Deposit	-	-
Accrued expenses	23,126	214,070
Income taxes payable	10,289	-
Net cash used in operating activities	(474,803)	(269,623)

Cash Flows from Investing Activities:
Investment of cash in trust	-	(172,500,000)
Cash withdrawn for tax payments	243,084	-
Net cash provided by (used in) investing activities	243,084	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	169,050,000
Proceeds from sale of private placement warrants	-	5,200,000
Proceeds from promissory notes	-	137,843
Repayment of promissory notes	-	(137,843)
Payment of offering costs	-	(459,161)
Net cash provided by financing activities	-	173,790,839

Net Change in Cash	(231,719)	1,021,216
Cash – Beginning	1,021,216	-
Cash – Ending	$789,497	$1,021,216

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	-	148,286,749
Change in value of common stock subject to possible redemption	(8,829,684)	(101,524)
Initial classification of warrants issued	-	14,465,500
Deferred underwriting fee payable	-	6,037,500
Deferred offering costs paid directly by Sponsor from proceeds from issuance of Class B common stock to Sponsor	-	25,000

The accompanying notes are an integral part of the financial statements.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

LGL Systems Acquisition Corp. (the “Company” or “LGL”) was incorporated in Delaware on April 30, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company was originally formed in Delaware under the name MTRON Systems Acquisition Corp. On August 19, 2019, the Company changed its name to LGL Systems Acquisition Corp.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In April 2021, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity, but upon further evaluation of the terms of the warrant, concluded that the warrants should be accounted for as liabilities. The warrants contain a restructuring price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial Business Combination which results in the Company’s shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by a formula that causes the warrants to not be indexed to the Company’s own shares. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as liabilities with changes in the fair value recorded in the current period earnings.

The table below summarizes the effect of the restatement to the Company’s financial statements for (i) its audited financial statements as of December 31, 2019, and for the period from April 30, 2019 (date of inception) to December 31, 2019, (ii) its audited financial statements as of December 31, 2020, and for the full year ended December 31, 2020 and (iii) its unaudited interim financial statements as of, and for the quarterly periods ended, March 31, 2020, June 30, 2020, and September 30, 2020:

	Previously Reported	Adjustments	As Restated

Balance sheet as of November 12, 2019 (audited)
Total Assets	174,051,002	-	174,051,002

Liabilities and stockholders' equity
Liabilities
Accounts payable and accrued expenses	261,246	-	261,246
Income tax payable	-	-	-
Warrant liabilities	-	14,465,500	14,465,500
Deferred underwriting fee payable	6,037,500	-	6,037,500
Total liabilities	6,298,746	14,465,500	20,764,246
Common stock subject to possible redemption	162,752,250	(14,465,501)	148,286,749
Stockholders' equity
Common stock	528	145	673
Additional paid-in capital	5,000,560	976,411	5,976,971
Accumulated deficit	(1,082)	(976,555)	(977,637)
Total stockholders' equity	5,000,006	1	5,000,007
Total liabilities and stockholders' equity	174,051,002	-	174,051,002

Balance sheet as of December 31, 2019 (audited)
Total Assets	173,902,304	-	173,902,304

Liabilities and stockholders' equity
Liabilities
Accounts payable and accrued expenses	214,070	1	214,071
Income tax payable	-	-	-
Warrant liabilities	-	14,465,500	14,465,500
Deferred underwriting fee payable	6,037,500	-	6,037,500
Total liabilities	6,251,570	14,465,501	20,717,071
Common stock subject to possible redemption	162,650,730	(14,465,501)	148,185,229
Stockholders' equity
Common stock	529	145	674
Additional paid-in capital	5,102,079	976,411	6,078,490
Accumulated deficit	(102,604)	(976,556)	(1,079,160)
Total stockholders' equity	5,000,004	-	5,000,004
Total liabilities and stockholders' equity	173,902,304	-	173,902,304

Statement of operations
Period from April 30, 2019 (inception) to December 31, 2019 (audited)
Loss from operations	(256,567)	(468,001)	(724,568)
Other income (expense):
Interest income	126,688	-	126,688
Change in fair value of warrant liabilities	-	-	-
Offering costs associated with warrants recorded as liabilities	-	(508,555)	(508,555)
Total other income (expense)	126,688	(508,555)	(381,867)
Income (loss) before provision for income taxes	(129,879)	(976,556)	(1,106,435)
Income tax (provision) benefit	27,275		27,275
Net income (loss)	(102,604)	(976,556)	(1,079,160)
Weighted average shares outstanding of common stock, basic and diluted	4,057,455	289,310	4,346,765
Basic and diluted net loss per share, common shares	(0.03)	(0.22)	(0.25)
Weighted average shares outstanding and subject to possible redemption, basic and diluted	3,255,045	(289,310)	2,965,735
Basic and diluted net loss per share subject to possible redemption	0.01	(0.00)	0.01

Statement of cash flows
Period from April 30, 2019 (inception) to December 31, 2019 (audited)
Net loss	(102,604)	(976,556)	(1,079,160)
Adjustments to reconcile net loss to net cash used in operating activities:	(167,018)	976,555	809,537
Net cash used in operating activities	(269,622)	(1)	(269,623)
Net cash used in investing activities	(172,500,000)	-	(172,500,000)
Net cash provided by financing activities	173,790,838	1	173,790,839
Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	162,752,250	(14,465,501)	148,286,749
Change in value of common stock subject to possible redemption	(101,520)	-	(101,520)
Initial classification of warrants issued	-	14,465,500	14,465,500
Deferred underwriting fee payable	6,037,500	-	6,037,500
Deferred offering costs paid directly by Sponsor from proceeds from issuance of Class B common stock to Sponsor	25,000	-	25,000

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

	Previously Reported	Adjustments	As Restated

Balance sheet as of March 31, 2020 (unaudited)
Total Assets	174,254,141	-	174,254,141

Liabilities and stockholders' equity
Liabilities
Accounts payable and accrued expenses	160,813	1	160,814
Income tax payable	63,523	-	63,523
Warrant liabilities	-	13,341,750	13,341,750
Deferred underwriting fee payable	6,037,500	-	6,037,500
Total liabilities	6,261,836	13,341,751	19,603,587
Common stock subject to possible redemption	162,992,304	(13,341,751)	149,650,553
Stockholders' equity
Common stock	531	133	664
Additional paid-in capital	4,760,503	(147,327)	4,613,176
Retained Earnings	238,967	147,194	386,161
Total stockholders' equity	5,000,001	-	5,000,001
Total liabilities and stockholders' equity	174,254,141	-	174,254,141

Statement of operations
Three months ended March 31, 2020 (unaudited)
Loss from operations	(176,292)	-	(176,292)
Other income (expense):
Interest income	608,661	-	608,661
Change in fair value of warrant liabilities	-	1,123,750	1,123,750
Total other income (expense)	608,661	1,123,750	1,732,411
Income (loss) before provision for income taxes	432,369	1,123,750	1,556,119
Income tax (provision) benefit	(90,798)		(90,798)
Net income (loss)	341,571	1,123,750	1,465,321
Weighted average shares outstanding of common stock, basic and diluted	5,297,427	1,446,550	6,743,977
Basic and diluted net loss per share, common shares	(0.02)	0.18	0.16
Weighted average shares outstanding and subject to possible redemption, basic and diluted	16,265,073	(1,446,550)	14,818,523
Basic and diluted net loss per share subject to possible redemption	0.03	0.00	0.03

Statement of cash flows
Three months ended March 31, 2020 (unaudited)
Net loss	341,571	1,123,750	1,465,321
Adjustments to reconcile net loss to net cash used in operating activities:	(536,267)	(1,123,750)	(1,660,017)
Net cash used in operating activities	(194,696)	-	(194,696)
Net cash used in investing activities	134,835	-	134,835
Net cash provided by financing activities	-	-	-
Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	341,574	1,123,750	1,465,324

Balance sheet as of June 30, 2020 (unaudited)
Total Assets	174,279,113	-	174,279,113

Liabilities and stockholders' equity
Liabilities
Accounts payable and accrued expenses	143,918	1	143,919
Income tax payable	72,315	-	72,315
Warrant liabilities	-	12,684,750	12,684,750
Deferred underwriting fee payable	6,037,500	-	6,037,500
Total liabilities	6,253,733	12,684,751	18,938,484
Common stock subject to possible redemption	163,025,379	(12,684,752)	150,340,627
Stockholders' equity
Common stock	531	127	658
Additional paid-in capital	4,727,428	(804,320)	3,923,108
Retained Earnings	272,042	804,194	1,076,236
Total stockholders' equity	5,000,001	1	5,000,002
Total liabilities and stockholders' equity	174,279,113	-	174,279,113

Statement of operations
Three months ended June 30, 2020 (unaudited)
Loss from operations	(139,094)	-	(139,094)
Other income (expense):
Interest income	180,961	-	180,961
Change in fair value of warrant liabilities	-	657,000	657,000
Total other income (expense)	180,961	657,000	837,961
Income (loss) before provision for income taxes	41,867	657,000	698,867
Income tax (provision) benefit	(8,792)		(8,792)
Net income (loss)	33,075	657,000	690,075
Weighted average shares outstanding of common stock, basic and diluted	5,309,155	1,330,419	6,639,574
Basic and diluted net loss per share, common shares	(0.02)	0.10	0.09
Weighted average shares outstanding and subject to possible redemption, basic and diluted	16,253,345	(1,330,419)	14,922,926
Basic and diluted net loss per share subject to possible redemption	0.01	0.00	0.01

Statement of operations
Six months ended June 30, 2020 (unaudited)
Loss from operations	(315,386)	-	(315,386)
Other income (expense):
Interest income	789,622	-	789,622
Change in fair value of warrant liabilities	-	1,780,750	1,780,750
Total other income (expense)	789,622	1,780,750	2,570,372
Income (loss) before provision for income taxes	474,236	1,780,750	2,254,986
Income tax (provision) benefit	(99,590)	-	(99,590)
Net income (loss)	374,646	1,780,750	2,155,396
Weighted average shares outstanding of common stock, basic and diluted	5,303,291	1,388,485	6,691,776
Basic and diluted net loss per share, common shares	(0.03)	0.28	0.25
Weighted average shares outstanding and subject to possible redemption, basic and diluted	16,259,209	(1,388,485)	14,870,724
Basic and diluted net loss per share subject to possible redemption	0.03	0.00	0.03

Statement of cash flows
Six months ended June 30, 2020 (unaudited)
Net loss	374,646	1,780,750	2,155,396
Adjustments to reconcile net loss to net cash used in operating activities:	(687,153)	(1,780,750)	(2,467,903)
Net cash used in operating activities	(312,507)	-	(312,507)
Net cash used in investing activities	188,763	-	188,763
Net cash provided by financing activities	-	-	-
Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	374,649	1,780,749	2,155,398

Balance sheet as of September 30, 2020 (unaudited)
Total Assets	174,227,854	-	174,227,854

Liabilities and stockholders' equity
Liabilities
Accounts payable and accrued expenses	222,604	1	222,605
Income tax payable	45,026	-	45,026
Warrant liabilities	-	15,277,250	15,277,250
Deferred underwriting fee payable	6,037,500	-	6,037,500
Total liabilities	6,305,130	15,277,251	21,582,381
Common stock subject to possible redemption	162,922,723	(15,277,250)	147,645,473
Stockholders' equity
Common stock	532	153	685
Additional paid-in capital	4,830,083	1,788,152	6,618,235
Retained Earnings (accumulated deficit)	169,386	(1,788,306)	(1,618,920)
Total stockholders' equity	5,000,001	(1)	5,000,000
Total liabilities and stockholders' equity	174,227,854	-	174,227,854

Statement of operations
Three months ended September 30, 2020 (unaudited)
Loss from operations	(145,615)	-	(145,615)
Other income (expense):
Interest income	15,670	-	15,670
Change in fair value of warrant liabilities	-	(2,592,500)	(2,592,500)
Total other income (expense)	15,670	(2,592,500)	(2,576,830)
Income (loss) before provision for income taxes	(129,945)	(2,592,500)	(2,722,445)
Income tax (provision) benefit	27,289		27,289
Net income (loss)	(102,656)	(2,592,500)	(2,695,156)
Weighted average shares outstanding of common stock, basic and diluted	5,317,329	1,264,011	6,581,340
Basic and diluted net loss per share, common shares	(0.02)	(0.39)	(0.41)
Weighted average shares outstanding and subject to possible redemption, basic and diluted	16,245,171	(1,264,011)	14,981,160
Basic and diluted net loss per share subject to possible redemption	(0.00)	0.00	(0.00)

Statement of operations
Nine months ended September 30, 2020 (unaudited)
Loss from operations	(461,001)	-	(461,001)
Other income (expense):
Interest income	805,292	-	805,292
Change in fair value of warrant liabilities	-	(811,750)	(811,750)
Total other income (expense)	805,292	(811,750)	(6,458)
Income (loss) before provision for income taxes	344,291	(811,750)	(467,459)
Income tax (provision) benefit	(72,301)		(72,301)
Net income (loss)	271,990	(811,750)	(539,760)
Weighted average shares outstanding of common stock, basic and diluted	5,308,004	1,346,691	6,654,695
Basic and diluted net loss per share, common shares	(0.05)	(0.10)	(0.16)
Weighted average shares outstanding and subject to possible redemption, basic and diluted	16,254,496	(1,346,691)	14,907,805
Basic and diluted net loss per share subject to possible redemption	0.03	(0.00)	0.03

Statement of cash flows
Nine months ended September 30, 2020 (unaudited)
Net loss	271,990	(811,750)	(539,760)
Adjustments to reconcile net loss to net cash used in operating activities:	(616,868)	811,750	194,882
Net cash used in operating activities	(344,878)	-	(344,878)
Net cash used in investing activities	188,762	-	188,762
Net cash provided by financing activities	-	-	-
Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	271,993	(811,749)	(539,756)

Balance sheet as of December 31, 2020 (audited)
Total Assets	174,077,031	-	174,077,031

Liabilities and stockholders' equity
Liabilities
Accounts payable and accrued expenses	237,196	1	237,197
Income tax payable	10,289	-	10,289
Warrant liabilities		23,436,500	23,436,500
Deferred underwriting fee payable	6,037,500	-	6,037,500
Total liabilities	6,284,985	23,436,501	29,721,486
Common stock subject to possible redemption	162,792,045	(23,436,500)	139,355,545
Stockholders' equity
Common stock	534	233	767
Additional paid-in capital	4,960,759	9,947,322	14,908,081
Retained Earnings (accumulated deficit)	38,708	(9,947,556)	(9,908,848)
Total stockholders' equity	5,000,001	(1)	5,000,000
Total liabilities and stockholders' equity	174,077,031	-	174,077,031

Statement of operations
Twelve months ended December 31, 2020 (unaudited)
Loss from operations	(629,651)	-	(629,651)
Other income (expense):
Interest income	808,527	-	808,527
Change in fair value of warrant liabilities	-	(8,971,000)	(8,971,000)
Offering costs associated with warrants recorded as liabilities	-	-	-
Loss on sale of private placement warrants	-	-	-
Total other income (expense)	808,527	(8,971,000)	(8,162,473)
Income (loss) before provision for income taxes	178,876	(8,971,000)	(8,792,124)
Income tax (provision) benefit	(37,564)		(37,564)
Net income (loss)	141,312	(8,971,000)	(8,829,688)
Weighted average shares outstanding of common stock, basic and diluted
Basic and diluted net loss per share, common shares	(0.07)	(1.31)	(1.39)
Weighted average shares outstanding and subject to possible redemption, basic and diluted
Basic and diluted net loss per share subject to possible redemption

Statement of cash flows
Twelve months ended December 31, 2020 (audited)
Net loss	141,312	(8,971,000)	(8,829,688)
Adjustments to reconcile net loss to net cash used in operating activities:	(616,115)	8,971,000	8,354,885
Net cash used in operating activities	(474,803)	-	(474,803)
Net cash used in investing activities	243,084	-	243,084
Net cash provided by financing activities	-	-	-
Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	141,315	(8,970,999)	(8,829,684)

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Net loss per common share

Our statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance. Net income or loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income or loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, net of applicable franchise and income taxes, by the weighted average number of nonredeemable common stock outstanding for the period. Nonredeemable common stock includes founder shares and nonredeemable shares of common stock as these shares do not have any redemption features. The Company has not considered the effect of warrants to purchase 13,825,000 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income and losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

		For the
		Period From
		April 30,
	For the	2019
	Year Ended	(Inception) to
	December 31,	December,
	2020	2019
	(As Restated)	(As Restated)
Net loss	$(8,829,688)	$(1,079,160)
Less: Income attributable to shares subject to possible redemption (1)	459,686	16,423
Net loss attributable to common stock not subject to possible redemption	$(9,289,374)	$(1,095,583)

Weighted average shares outstanding of common stock, basic and diluted	6,703,614	4,346,765

Basic and diluted net loss per share, common share	$(1.39)	$(0.25)

Income attributable to shares subject to possible redemption (1)	$459,686	$16,423

Weighted average shares outstanding and subject to possible redemption, basic and diluted	14,858,886	2,965,735

Basic and diluted net loss per share subject to possible redemption	$0.03	$0.01

(1)	– includes interest income from cash held in trust account; net of taxes paid or payable.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Warrant liabilities

The Company accounts for the 13,825,000 warrants (comprising of 8,625,000 Public Warrants and 5,200,000 Private Warrants) issued in connection with its Initial Public Offering in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrant instrument as liabilities at its fair value and adjusts the instrument to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering has been determined using either the quoted price, if available, or was based on a Monte Carlo model. The private placement warrants have been determined based on a Monte Carlo model.

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTES TO FINANCIAL STATEMENTS

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the November 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2020 and for period from April 30, 2019 (inception) through December 31, 2019, the Company incurred $120,000 and $18,333, respectively, in fees for these services, of which $138,333 and $18,333 are included in accrued expenses in the accompanying balance sheets as of December 31, 2020 and 2019, respectively.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. WARRANT LIABILITIES

As of both December 31, 2020 and 2019, the Company has 8,625,000 and 5,200,000 Public Warrants and Private Warrants, respectively, outstanding.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 9. STOCKHOLDERS’ EQUITY

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

At December 31, 2020 and 2019, there were 3,361,921 shares and 2,431,477 shares of Class A common stock issued and outstanding, respectively, and excluding 13,888,079 and 14,818,523 shares of common stock subject to possible redemption, respectively. At December 31, 2020 and 2019, there were 4,312,500 shares of Class B common stock issued and outstanding.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 10. INCOME TAX

The Company’s net deferred tax asset at December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax asset
Net operating loss carryforward	$—	$27,275
Valuation allowance	—	—
Deferred tax asset	$—	$27,275

The income tax provision (benefit) for the year ended December 31, 2020 and for the period from April 30, 2019 (inception) through December 31, 2019 consists of the following:

		For the Period
		from April 30,
		2019 (inception)
	Year Ended	through
	December 31,	December 31,
	2020	2019
Federal
Current	$10,289	$—
Deferred	27,275	(27,275)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision (benefit)	$37,564	$(27,275)

For the year ended December 31, 2020 and the period from April 30, 2019 (inception) through December 31, 2019, the Company had U.S. federal net operating loss carryovers (“NOLs”) available to offset future taxable income of $0 and $129,879, respectively. In accordance with Section 382 of the Internal Revenue Code, deductibility of any of the Company’s future NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

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

A reconciliation of the federal income tax rate to the Company’s effective income tax rate at December 31, 2020 and 2019 is as follows:

	December 31,	December 31,
	2020	2019
	(As Restated)	(As Restated)
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0 .0%	0 .0%
Offering costs associated with warrants recorded as liabilities	0 .0%	(9.6)%
Change in fair value of warrant liabilities	(21.4)%	(8.9)%
Effective income tax rate	(0.4)%	2.5%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination. The Company’s tax returns since inception remain open and subject to examination.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description		December 31,
	Level	2020 (As Restated)		2019 (As Restated)
Assets:
Marketable securities held in Trust Account	1		$173,192,131	$172,626,688
Liabilities:
Warrant liabilities – Public Warrants	2		$13,972,500	$-
Warrant liabilities – Public Warrants	3	$		$8,797,500
Warrant liabilities – Private Warrants	3		$9,464,000	$5,668,000

For those warrant liabilities within the Level 3 hierarchy, the Company utilizes a Monte Carlo simulation model to estimate a fair value. The Company uses a Monte Carlo simulation model for its Private Warrants since their issuance. For its Public Warrants, the Company also used a Monte Carlo simulation model since initial issuance through the first quarter of 2020 until an established market price for the Public Warrants was available on the NYSE exchange during the second quarter of 2020. Any transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. As such, in the second quarter of 2020, the Company transferred the Public Warrants out of Level 3 and into Level 2 at a with a fair value of $7,848,750. There were no transfers between levels for the period ended December 31, 2019.

Inherent in a Monte Carlo model are assumptions related to expected stock-price volatility, probability of completing a business combination, expected time until a business combination, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The probability of completing a business combination is based on historical deals and current market conditions. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurement inputs as of their measurement dates:

2019
	November 12, 2019	December 31, 2019
Stock price	$9.49	$9.49
Term until business combination (in years)	1.50	1.35
Volatility
Pre-merger	0.0%	0.0%
Post-merger	25.0%	25.0%
Risk-free rate	1.8%	1.79%
Dividend yield	-	-
Probability of completing a business combination	65.0%	65.0%

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

2020

	March 31, 2020	June 30, 2020
Stock price	$9.52	$9.92
Term until business combination (in years)	1.10	0.85
Volatility
Pre-merger	0.0%	0.0%
Post-merger	25.0%	21.86%
Risk-free rate	0.47%	0.38%
Dividend yield	-	-
Probability of completing a business combination	65.0%	65.0%

2020
	September 30, 2020	December 31, 2020
Stock price	$10.02	$9.92
Term until business combination (in years)	0.60	0.35
Volatility
Pre-merger	0.0%	0.0%
Post-merger	24.92%	36.01%
Risk-free rate	0.34%	0.41%
Dividend yield	-	-
Probability of completing a business combination	65.0%	65.0%

The warrants are revalued on each reporting period, with changes in fair value recognized in the statement of operations. The Company recorded $8,797,500 for the Public Warrant liabilities and $5,668,000 for the Private Warrant liabilities upon their issuance on November 12, 2019. For the year ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of warrant liabilities of $8,971,000. For the year ended December 31, 2019, there was no increase in the fair value of warrant liabilities. However, the Company recognized compensation expense of $468,000 within the statement of operations which represents the excess of the valuation of the Private Warrants at issuance relative to the proceeds received.

The following table reflects the changes in the fair value of the warrant liabilities for periods presented:

	Public Warrants	Private Warrants	Total
Warrant liabilities at April 30, 2019 (inception of Company)	$0	$0	$0
Warrant liabilities at November 12, 2019 (date of issuance)	8,797,500	5,668,000	14,465,500
Change in fair value of warrant liabilities	0	0	0
Warrant liabilities at December 31, 2019	$8,797,500	$5,668,000	$14,465,500
Change in fair value of warrant liabilities	(603,750)	(520,000)	(1,123,750)
Warrant liabilities at March 31, 2020	$8,193,750	$5,148,000	$13,341,750
Change in fair value of warrant liabilities	(345,000)	(312,000)	(657,000)
Warrant liabilities at June 30, 2020	$7,848,750	$4,836,000	$12,684,750
Change in fair value of warrant liabilities	1,552,500	1,040,000	2,592,500
Warrant liabilities at September 30, 2020	$9,401,250	$5,876,000	$15,277,250
Change in fair value of warrant liabilities	4,571,250	3,588,000	8,159,250
Warrant liabilities at December 31, 2020	$13,972,500	$9,464,000	$23,436,500

LGL SYSTEMS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 15, 2021, the Company entered into an Agreement and Plan of Reorganization and Merger (“Merger Agreement”) by and among LGL, LGL Systems Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of LGL (“Merger Sub”), and IronNet Cybersecurity, Inc., a Delaware corporation (“IronNet”). Pursuant to the Merger Agreement, Merger Sub will merge with and into IronNet, with IronNet surviving the merger. As a result of the Transactions, IronNet will become a wholly-owned subsidiary of LGL, with the stockholders of IronNet becoming stockholders of LGL and the Company will change its name to IronNet, Inc. IronNet will be treated as the acquiror for accounting purposes. In connection with the merger, equityholders of IronNet will receive as merger consideration a number of shares of LGL common stock based on an exchange ratio (the “Exchange Ratio”), the numerator of which is equal to the quotient obtained by dividing $863,400,000 by $10.00, and the denominator of which is equal to the number of outstanding shares of IronNet on a fully diluted and as-converted basis. Holders of restricted stock units and restricted stock awards will receive LGL awards that provide for a number of shares of LGL common stock equal to the number of IronNet shares subject to the awards, multiplied by the Exchange Ratio. Holders of IronNet options and warrants outstanding will receive LGL options and warrants exercisable for a number of shares of LGL common stock equal to the number of IronNet shares subject to the options and warrants, multiplied by the Exchange Ratio (adjusted to be on an as-converted to common stock basis), at an exercise price per share equal to the prior per share exercise price, divided by the Exchange Ratio (adjusted to be on an as-converted to common stock basis). Consummation of the merger is conditioned on approval thereof by the Company’s and IronNet’s stockholders, a minimum of $125 million of available cash (inclusive of cash in the trust account (net of redemptions) and the $125 million of cash proceeds received from the Private Placement (see paragraph below) and other customary closing conditions.

In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell, to such investors an aggregate of 12,500,000 shares of Class A common stock for a purchase price of $10.00 per share, for aggregate proceeds of $125,000,000 (the “Private Placement”) substantially concurrently with the closing pursuant to the Merger Agreement. The Sponsor agreed to purchase 566,000 shares of Class A common stock for $5,660,000 in the Private Placement.