Form 10-Q
period 2021-03-31
LGL Systems Acquisition Corp.
filed 2021-05-21
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 20, 2021, there are 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

LGL SYSTEMS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$659,089	$789,497
Prepaid expenses	72,616	95,403
Total Current Assets	731,705	884,900

Deferred tax asset	53,820	—
Marketable securities held in Trust Account	173,102,474	173,192,131
Total Assets	$173,887,999	$174,077,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,125,664	$237,196
Income taxes payable	10,289	10,289
Total current liabilities	1,135,953	247,485
Warrant liabilities	17,575,500	23,436,500
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	24,748,953	29,721,485

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 14,368,742 and 13,888,079 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	144,139,045	139,355,545

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 2,881,258 and 3,361,921 shares issued and outstanding (excluding 14,368,742 and 13,888,079 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	288	336
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020	431	431
Additional paid-in capital	10,124,629	14,908,082
Accumulated deficit	(5,125,347)	(9,908,848)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,887,999	$174,077,031

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Operating and formation costs	$1,133,877	$176,292
Loss from operations	(1,133,877)	(176,292)

Other income:
Change in fair value of warrant liabilities	5,861,000	1,123,750
Interest income	2,558	608,661
Total other income	5,863,558	1,732,411

Income before benefit from (provision for) income taxes	4,729,681	1,556,119
Benefit from (provision for) income taxes	53,820	(90,798)
Net income	$4,783,501	$1,465,321

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	13,888,079	14,818,523

Basic and diluted net income per share, common stock subject to redemption	$0.00	$0.03

Weighted average shares outstanding of common stock, basic and diluted	7,674,421	6,743,977

Basic and diluted net income per share, common stock	$0.62	$0.16

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020

(UNAUDITED)

						(Accumulated
					Additional	Deficit)/	Total
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - January 1, 2020	2,431,477	$243	4,312,500	$431	$6,078,490	$(1,079,160)	$5,000,004

Common stock subject to redemption	(104,403)	(10)	-	-	(1,465,314)	-	(1,465,324)

Net income	-	-	-	-	-	1,465,321	1,465,321

Balance - March 31, 2020	2,327,074	$233	4,312,500	$431	$4,613,176	$386,161	$5,000,001

Balance - January 1, 2021	3,361,921	$336	4,312,500	$431	$14,908,082	$(9,908,848)	$5,000,001

Common stock subject to redemption	(480,663)	(48)	-	-	(4,783,453)	-	(4,783,501)

Net income	-	-	-	-	-	4,783,501	4,783,501

Balance - March 31, 2021	2,881,258	$288	4,312,500	$431	$10,124,629	$(5,125,347)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Cash Flows from Operating Activities:
Net income	$4,783,501	$1,465,321
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(5,861,000)	(1,123,750)
Interest earned on marketable securities held in Trust Account	(2,558)	(608,661)
Deferred tax provision	(53,820)	27,275
Changes in operating assets and liabilities:
Prepaid expenses	22,787	34,853
Accounts payable and accrued expenses	888,468	(53,257)
Income taxes payable	--	63,523
Net cash used in operating activities	(222,622)	(194,696)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	92,214	134,835
Net cash provided by investing activities	92,214	134,835

Net Change in Cash	(130,408)	(59,861)
Cash - Beginning	789,497	1,021,216
Cash - Ending	$659,089	$961,355

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$4,783,501	$1,465,324

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

LGL Systems Acquisition Corp. (the “Company” or “LGL”) was incorporated in Delaware on April 30, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company was originally formed in Delaware under the name MTRON Systems Acquisition Corp. On August 19, 2019, the Company changed its name to LGL Systems Acquisition Corp. On March 12, 2021, LGL Systems Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of the Company formed solely for the purpose of effectuating a Business Combination, was incorporated under the laws of Delaware.

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company has focused its search on companies in the defense, aerospace and communications industries. On March 15, 2021, the Company entered into a definitive merger agreement for a Business Combination with IronNet Cybersecurity, Inc. (“IronNet”), which provides a suite of technologies that utilize real-time threat assessment and updates, behavioral modeling, big data analytics, and proactive threat detection and response capabilities as well as consulting services and training programs to protect against current and emerging cyber-threats. See Note 9 for further details regarding the merger agreement. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and the Company’s search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $9,971,662, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $484,162 of other offering costs. As of March 31, 2021, cash of $659,089 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Presentation of Financial Statements – Going Concern,”, the Company reviewed its liquidity needs. At March 31, 2021, the Company had $659,089 in cash and a working capital deficit of $343,959. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Although we expect the merger with IronNet along with the proceeds of the PIPE transaction, both summarized in Note 9, to be consummated, it is not yet completed. Further, assuming the merger is consummated, the operations of the Company will include the operations of IronNet. Historically, IronNet has sustained operating losses and has had negative cash outflows from operating activities. IronNet completed its latest investment fund raising round in 2021, securing a total of approximately $68 million in new capital to further fund its operations. Nevertheless, IronNet has incurred and expects to continue to incur significant costs in pursuit of its next round of financing in 2022. IronNet management plans to address this need for capital through that round of financing. Though IronNet has had prior success in raising capital on favorable terms in its previous three rounds, it cannot be assured that its plans to raise capital will be successful. Management has determined that the Company’s working capital deficit and expected future costs and the financial condition of IronNet raise substantial about the Company’s ability to continue as a going concern. Management expects that the planned merger with IronNet along with the proceeds of the PIPE transaction, will address some of this uncertainty. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 and the year ended December 31, 2019 as filed with the SEC on May 11, 2021, which contains the audited financial statements and notes thereto. The interim results for the three ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable securities held in Trust Account

At March 31, 2021 and December 31, 2020, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills. For the three months ended March 31, 2021 and March 31, 2020, the Company withdrew interest income from the Trust Account of $92,214 and $134,835, respectively, to pay its franchise taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Warrant liabilities

The Company accounts for the 13,825,000 warrants (comprising of 8,625,000 Public Warrants and 5,200,000 Private Warrants) issued in connection with its Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment they must be recorded as liabilities. Accordingly, the Company classifies the warrant instruments as liabilities at its fair value and adjusts the instrument to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering has been determined using either the quoted price, if available, or was based on a Monte Carlo model. The fair value of the private placement warrants has been determined based on a Monte Carlo model.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Net income per common share

Our condensed consolidated statements of operations include a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance. Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income on marketable securities attributable to common stock subject to possible redemption, net of applicable franchise and income taxes, by the weighted average number of nonredeemable common stock outstanding for the period. Nonredeemable common stock includes founder shares and nonredeemable shares of common stock as these shares do not have any redemption features. The Company has not considered the effect of warrants to purchase 13,825,000 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the period presented.

Reconciliation of net income per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income and losses of the Company. Accordingly, basic and diluted income per common share is calculated as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net income	$4,783,501	$1,465,321
Less: Income attributable to shares subject to possible redemption (1)	5,313	404,747
Adjusted net income attributable to common stock not subject to redemption	$4,778,188	$1,060,574

Weighted average shares outstanding of common stock, basic and diluted	7,674,421	6,743,977

Basic and diluted net income per common share	$0.62	$0.16

Income attributable to shares subject to possible redemption (1)	$5,313	$404,747

Weighted average shares outstanding and subject to possible redemption, basic and diluted	13,888,079	14,818,523

Basic and diluted net income per common share	$0.00	$0.03

(1)	– includes interest income from cash held in the trust account; net of taxes paid or payable.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and 2020, the carrying values of cash, prepaid expenses, deferred tax asset, accounts payable, accrued expenses and income tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the November 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021 and March 31, 2020, the Company incurred fees for these services of $30,000 and $30,000, respectively. Total accrued expenses related to these fees are $168,333 and $138,333, respectively, which is included in accrued expenses within the accompanying condensed consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

At March 31, 2021 and December 31, 2020, there were 2,881,258 and 3,361,921 shares of Class A common stock issued and outstanding, excluding 14,368,742 and 13,888,079 shares of common stock subject to possible redemption, respectively. At March 31, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$173,102,474	$173,192,131
Liabilities:
Warrant liabilities – Public Warrants	1	$10,867,500	$13,972,500
Warrant liabilities – Private Warrants	3	$6,708,000	$9,464,000
Total Warrant Liabilities		$17,575,500	$23,436,500

For those warrant liabilities within the Level 3 hierarchy, the Company utilizes a Monte Carlo simulation model to estimate a fair value. Any transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the periods presented.

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs as of their measurement dates:

	March 31, 2021	December 31, 2020
Stock price	$9.94	$10.12
Term until business combination (in years)	0.38	0.35
Volatility
Pre-merger	0.0%	0.0%
Post-merger	19.70%	36.01%
Risk-free rate	1.02%	0.41%
Dividend yield	-	-
Probability of completing a business combination	95.0%	65.0%

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The warrants are revalued on each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. For the year to date period ended March 31, 2021, due to a decrease in the fair value of warrant liabilities, the Company recorded income to the condensed consolidated statement of operations of $5,861,000. For the comparative period ended March 31, 2020, due to a decrease in the fair value of warrant liabilities, the Company recorded income to the condensed consolidated statement of operations of $1,123,750.

The following table reflects the changes in the fair value of the warrant liabilities for periods presented:

	For the Three Months Ended
	March 31, 2021
	Public Warrants	Private Warrants	Total
Warrant liabilities at January 1,	$13,972,500	$9,464,000	$23,436,500
Change in fair value of warrant liabilities	(3,105,000)	(2,756,000)	(5,861,000)
Warrant liabilities at March 31,	$10,867,500	$6,708,000	$17,575,500

	For the Three Months Ended
	March 31, 2020
	Public Warrants	Private Warrants	Total
Warrant liabilities at January 1,	$8,797,500	$5,668,000	$14,465,500
Change in fair value of warrant liabilities	(603,750)	(520,000)	(1,123,750)
Warrant liabilities at March 31,	$8,193,750	$5,148,000	$13,341,750

NOTE 9. MERGER AGREEMENT

On March 15, 2021, the Company entered into an Agreement and Plan of Reorganization and Merger (“Merger Agreement”) by and among LGL, Merger Sub, and IronNet. Pursuant to the Merger Agreement, Merger Sub will merge with and into IronNet, with IronNet surviving the merger. As a result of the Transactions, IronNet will become a wholly-owned subsidiary of LGL, with the stockholders of IronNet becoming stockholders of LGL and the Company will change its name to IronNet, Inc. IronNet will be treated as the acquiror for accounting purposes. The merger is expected to be consummated in the third quarter 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 and Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on April 30, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, although we have focused our search for target businesses in the defense, aerospace and communication industries.

On March 15, 2021, the Company entered into a definitive merger agreement for a Business Combination with IronNet Cybersecurity, Inc. (“IronNet”), In connection with the merger, equityholders of IronNet will receive as merger consideration a number of shares of LGL common stock based on an exchange ratio (the “Exchange Ratio”), the numerator of which is equal to the quotient obtained by dividing $863,400,000 by $10.00, and the denominator of which is equal to the number of outstanding shares of IronNet on a fully diluted and as-converted basis.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching for a target business with which to complete a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021 we had net income of $4,783,501, which consists of a change in the fair value of warrant liabilities of $5,861,000 and interest income on marketable securities held in the Trust Account of $2,558, offset by operating costs of $1,133,877 and a benefit for income taxes of $53,820. For the three months ended March 31, 2020 we had a net income of $1,465,321, which consists of a change in the fair value of warrant liabilities of $1,123,750 and interest income on marketable securities held in the Trust Account of $608,661, offset by operating costs of $176,292 and a provision for income taxes of $90,798.

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

As of March 31, 2021, we had marketable securities held in the Trust Account of $173,102,474 (including approximately $3,000 of interest income for the three months ended March 31, 2021) consisting of shares of a money market fund that invests primarily in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2021, we withdrew $92,214 of interest earned on the Trust Account to pay franchise taxes.

For the three months ended March 31, 2021, cash used in operating activities was $222,622. Net income of $4,783,501 was affected by a change in the fair value of warrant liabilities of $5,861,000, interest earned on marketable securities held in the Trust Account of $2,558 and a deferred tax benefit of $53,820. Changes in operating assets and liabilities provided $911,255 of cash for operating activities.

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

On March 15, 2021, the Company entered into a definitive agreement for a Business Combination with IronNet, In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell, to such investors an aggregate of 12,500,000 shares of Class A common stock for a purchase price of $10.00 per share, for aggregate proceeds of $125,000,000 (the “Private Placement”) substantially concurrently with the closing pursuant to the Merger Agreement. The sponsor agreed to purchase 566,000 shares of Class A common stock for $5,660,000 in the Private Placement.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2021, we had cash of $659,089 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of consummating a Business Combination, identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Warrant Liabilities

The Company accounts for the warrants issued in connection with its public offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. The fair value of warrants issued by the Company in the initial public offering and private placements has been estimated using the public warrants’ quoted market price.

Net income per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any material market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk in the future. However, there can be no assurance of this.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weakness in our internal control over financial report described in our recently filed Form 10K/A.

In light of this material weakness, management performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Our plans at this time include providing enhanced access to accounting literature, research materials and documents, assigning preparation and review responsibilities to additional personnel for the financial reporting process, and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

LGL Systems Acquisition Corp.

Date: May 20, 2021	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2021	By:	/s/ Robert LaPenta
	Name:	Robert LaPenta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)