Form 10-Q
period 2021-06-30
LGL Systems Acquisition Corp.
filed 2021-08-16
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there are 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

LGL SYSTEMS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$471,185	$789,497
Prepaid expenses	44,207	95,403
Total Current Assets	515,392	884,900

Marketable securities held in Trust Account	173,025,088	173,192,131
Total Assets	$173,540,480	$174,077,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,118,073	$237,196
Income taxes payable	—	10,289
Total current liabilities	2,118,073	247,485

Warrant liabilities	25,974,745	23,436,500
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	34,130,318	29,721,485

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 13,401,775 and 13,888,079 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	134,410,161	139,355,545

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 75,000,000 shares authorized; 3,848,225 and 3,361,921 shares issued and outstanding (excluding 13,401,775 and 13,888,079 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	385	336
Class B convertible common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	19,853,416	14,908,082
Accumulated deficit	(14,854,231)	(9,908,848)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,540,480	$174,077,031

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating and formation costs	$1,278,433	$139,094	$2,412,310	$315,386
Loss from operations	(1,278,433)	(139,094)	(2,412,310)	(315,386)

Other income (loss):
Change in fair value of warrant liabilities	(8,399,245)	657,000	(2,538,245)	1,780,750
Interest income	2,614	180,961	5,172	789,622
Total other income (loss)	(8,396,631)	837,961	(2,533,073)	2,570,372

Income (loss) before provision for income taxes	(9,675,064)	698,867	(4,945,383)	2,254,986
Provision for income taxes	(53,820)	(8,792)	—	(99,590)
Net income (loss)	$(9,728,884)	$690,075	$(4,945,383)	$2,155,396

Weighted average shares outstanding of common stock subject to redemption, basic and diluted	14,368,742	14,922,926	14,129,738	14,870,724

Basic and diluted net income(loss) per share, common stock subject to redemption	$0.00	$0.01	$0.00	$0.03

Weighted average shares outstanding of common stock, basic and diluted	7,193,758	6,639,574	7,432,762	6,691,776

Basic and diluted net income(loss) per share, common stock	$(1.35)	$0.09	$(0.67)	$0.25

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional	(Accumulated Deficit)/	Total
	Common Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2021	3,361,921	$336	4,312,500	$431	$14,908,082	$(9,908,848)	$5,000,001

Common stock subject to redemption	(480,663)	(48)	—	—	(4,783,453)	—	(4,783,501)

Net income	—	—	—	—	—	4,783,501	4,783,501

Balance – March 31, 2021	2,881,258	$288	4,312,500	$431	$10,124,629	$(5,125,347)	$5,000,001

Common stock subject to redemption	966,967	97	—	—	9,728,787	—	9,728,884

Net loss	—	—	—	—	—	(9,728,884)	(9,728,884)

Balance – June 30, 2021	3,848,225	$385	4,312,500	$431	$19,853,416	$(14,854,231)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND JUNE 30, 2020

(UNAUDITED)

	Class A		Class B		Additional	(Accumulated Deficit)/	Total
	Common Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	2,431,477	$243	4,312,500	$431	$6,078,490	$(1,079,160)	$5,000,004

Common stock subject to redemption	(104,403)	(10)	—	—	(1,465,314)	—	(1,465,324)

Net income	—	—	—	—	—	1,465,321	1,465,321

Balance – March 31, 2020	2,327,074	$233	4,312,500	$431	$4,613,176	$386,161	$5,000,001

Common stock subject to redemption	(58,234)	(6)	—	—	(690,069)	—	(690,075)

Net income	—	—	—	—	—	690,075	690,075

Balance – June 30, 2020	2,268,841	$227	4,312,500	$431	$3,923,107	$1,076,236	$5,000,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LGL SYSTEMS ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash Flows from Operating Activities:
Net (loss) income	$(4,945,383)	$2,155,396
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	2,538,245	(1,780,750)
Interest earned on marketable securities held in Trust Account	(5,172)	(789,622)
Deferred tax provision	—	27,275
Changes in operating assets and liabilities:
Prepaid expenses	51,196	73,031
Accounts payable and accrued expenses	1,880,877	(70,152)
Income taxes payable	(10,289)	72,315
Net cash used in operating activities	(490,526)	(312,507)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	172,214	188,762
Net cash provided by investing activities	172,214	188,762

Net Change in Cash	(318,312)	(123,745)
Cash - Beginning	789,497	1,021,216
Cash - Ending	$471,185	$897,471

Supplemental disclosure of non-cash activities:
Change in value of common stock subject to possible redemption	$(4,945,383)	$2,155,398

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) and simultaneous private sale of warrants (“Private Warrants”), which is described below, and the Company’s search for a target for a Business Combination and the undertaking of related due diligence and negotiations. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $9,971,662, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $484,162 of other offering costs. As of June 30, 2021, cash of $471,185 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants, including the Private Warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, solely if the Company seeks stockholder approval, a majority of the shares of the applicable classes are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s sponsor has agreed to vote the Founder Shares (as defined in Note 5) and any Public Shares purchased after the Initial Public Offering in favor of approving a Business Combination and not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40 “Presentation of Financial Statements – Going Concern,”, the Company reviewed its liquidity needs. At June 30, 2021, the Company had $471,185 in cash and a working capital deficit of $1,602,681. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. Although we expect the merger with IronNet along with the proceeds of the PIPE transaction, both summarized in Note 9, to be consummated, it is not yet completed. Further, assuming the merger is consummated, the operations of the Company will include the operations of IronNet. Historically, IronNet has sustained operating losses and has had negative cash outflows from operating activities. IronNet completed its latest investment fund raising round in 2021, securing a total of approximately $68 million in new capital to further fund its operations. Nevertheless, IronNet has incurred and expects to continue to incur significant costs in pursuit of its next round of financing in 2022. IronNet management plans to address this need for capital through that round of financing. Though IronNet has had prior success in raising capital on favorable terms in its previous three rounds, it cannot be assured that its plans to raise capital will be successful. Management has determined that the Company’s working capital deficit and expected future costs and the financial condition of IronNet raise substantial about the Company’s ability to continue as a going concern. Management expects that the planned merger with IronNet along with the proceeds of the PIPE transaction, will address some of this uncertainty. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

JUNE 30, 2021

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 and the period from April 30, 2019 (Inception) through December 31, 2019 as filed with the SEC on May 11, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable securities held in Trust Account

At June 30, 2021 and December 31, 2020, the assets were held in shares of a money market fund that invests primarily in U.S. Treasury Bills. For the six months ended June 30, 2021 and June 30, 2020, the Company withdrew interest income from the Trust Account of $172,214 and $188,762, respectively, to pay its franchise taxes.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Net (loss) income per common share

Our condensed consolidated statements of operations include a presentation of net (loss) income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net (loss) income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding since original issuance. Net (loss) income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income on marketable securities attributable to common stock subject to possible redemption, net of applicable franchise and income taxes, by the weighted average number of nonredeemable common stock outstanding for the period. Nonredeemable common stock includes founder shares and nonredeemable shares of common stock as these shares do not have any redemption features. The Company has not considered the effect of warrants to purchase 13,825,000 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted (loss) income per share, since the exercise price of the warrants is higher than the stock price. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the period presented.

Reconciliation of net (loss) income per common share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income and losses of the Company. Accordingly, basic and diluted (loss) income per common share is calculated as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net (loss) income	$(9,728,884)	$690,075
Less: (Loss) income attributable to shares subject to possible redemption (1)	0	106,101
Adjusted net (loss) income attributable to common stock not subject to redemption	$(9,728,884)	583,975

Weighted average shares outstanding of common stock, basic and diluted	7,193,758	6,639,574

Basic and diluted net (loss) income per common share	$(1.35)	$0.09

(Loss) income attributable to shares subject to possible redemption (1)	$0	$106,101

Weighted average shares outstanding and subject to possible redemption, basic and diluted	14,368,742	14,922,926

Basic and diluted net (loss) income per common share	$0.00	$0.01

(1)	– includes interest income from cash held in the trust account; net of taxes paid or payable.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net (loss) income	$(4,945,383)	$2,155,396
Less: (Loss) income attributable to shares subject to possible redemption (1)	0	512,427
Adjusted net (loss) income attributable to common stock not subject to redemption	$(4,945,383)	$1,642,969

Weighted average shares outstanding of common stock, basic and diluted	7,432,762	6,691,776

Basic and diluted net (loss) income per common share	$(0.67)	$0.25

(Loss) income attributable to shares subject to possible redemption (1)	$0	$512,427

Weighted average shares outstanding and subject to possible redemption, basic and diluted	14,129,738	14,870,724

Basic and diluted net (loss) income per common share	$0.00	$0.03

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

As of June 30, 2021 and 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and income taxes payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 180 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Recently issued accounting standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

NOTE 4. PRIVATE WARRANTS

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

In connection with the Initial Public Offering, the sponsor had agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares following the consummation of the Initial Public Offering until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. In connection with the merger agreement (see Note 9), the sponsor and the Company amended these transfer restrictions such that the duration of the lockup period has been shortened to six months so as to coincide with the post-Business Combination 180-day lockup period agreed to by the IronNet stockholders and to also provide relief from the lockup provisions to allow gifts to charitable organizations.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the November 5, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended June 30, 2021 and June 30, 2020, the Company incurred fees for these services of $30,000 and $30,000, respectively. For the six months ended June 30, 2021 and June 30, 2020, the Company incurred fees for these services of $60,000 and $60,000, respectively. Total accrued expenses related to these fees are $198,333 and $138,333 which is included within the accompanying condensed consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Contingencies

In the ordinary course of business, the Company and its subsidiary may become defendants in certain shareholder claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. To date, no such liability has been recorded on the balance sheet.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

At June 30, 2021 and December 31, 2020, there were 3,848,225 and 3,361,921 shares of Class A common stock issued and outstanding, excluding 13,401,775 and 13,888,079 shares of common stock subject to possible redemption, respectively. At June 30, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$173,025,088	$173,192,131
Liabilities:
Warrant liabilities – Public Warrants	1	$15,740,625	$13,972,500
Warrant liabilities – Private Warrants	3	$10,234,120	$9,464,000
Total Warrant Liabilities		$25,974,745	$23,436,500

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs as of their measurement dates:

	June 30, 2021	December 31, 2020
Stock price	$9.99	$10.12
Term until business combination (in years)	0.21	0.35
Volatility
Pre-merger	0.0%	0.0%
Post-merger	27.64%	36.01%
Risk-free rate	0.91%	0.41%
Dividend yield	-	-
Probability of completing a business combination	95.0%	65.0%

The warrants are revalued on each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. For the three and six month periods ended June 30, 2021, the Company recorded losses of $8,399,245 and $2,538,245, respectively. For the three and six month periods ended June 30, 2020, the Company recorded income of $657,000 and $1,780,750, respectively.

LGL SYSTEMS ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the changes in the fair value of the warrant liabilities for periods presented:

	For the Three Months and Six Months Ended
	June 30, 2021
	Public Warrants	Private Warrants	Total
Warrant liabilities at January 1,	$13,972,500	$9,464,000	$23,436,500
Change in fair value of warrant liabilities	(3,105,000)	(2,756,000)	(5,861,000)
Warrant liabilities at March 31,	$10,867,500	$6,708,000	$17,575,500
Change in fair value of warrant liabilities	4,873,125	3,526,120	8,399,245
Warrant liabilities at June 30,	$15,740,625	$10,234,120	$25,974,745

	For the Three Months and Six Months Ended
	June 30, 2020
	Public Warrants	Private Warrants	Total
Warrant liabilities at January 1,	$8,797,500	$5,668,000	$14,465,500
Change in fair value of warrant liabilities	(603,750)	(520,000)	(1,123,750)
Warrant liabilities at March 31,	$8,193,750	$5,148,000	$13,341,750
Change in fair value of warrant liabilities	(345,000)	(312,000)	(657,000)
Warrant liabilities at June 30,	$7,848,750	$4,836,000	$12,684,750

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 9, 2021, the Company announced that its registration statement containing a proxy statement/prospectus relating to the merger with IronNet was declared effective by the SEC on August 6, 2021 and the special meeting of stockholders to approve the Business Combination will be held on August 26, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching for a target business with which to complete a Business Combination and undertaking related due diligence and related negotiations. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months and six months ended June 30, 2021 we had a net loss of ($9,728,884) and ($4,945,383), respectively, which consists of a change in the fair value of warrant liabilities of ($8,399,245) and ($2,538,245), respectively, operating costs of $1,278,433 and $2,412,310, respectively, and provision for income taxes of $53,820 and $0, respectively which was offset by interest income on marketable securities held in the Trust Account of $2,614 and $5,172, respectively. For the three and six months ended June 30, 2020 we had a net income of $690,075 and $2,155,396, respectively, which consists of a change in the fair value of warrant liabilities of $657,000 and $1,780,750, respectively, interest income on marketable securities held in the Trust Account of $180,961 and $789,622, respectively, offset by operating costs of $139,094 and $315,386, respectively and a provision for income taxes of $8,792 and $99,590, respectively.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $173,025,088 (including approximately $3,000 and $5,000 of interest income for the three and six months ended June 30, 2021) consisting of shares of a money market fund that invests primarily in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three and six months ended June 30, 2021, we withdrew $80,000 and $172,214, respectively, of interest earned on the Trust Account to pay franchise taxes.

For the six months ended June 30, 2021, cash used in operating activities was $490,526. Net loss of $4,945,383 was affected by a change in the fair value of warrant liabilities of $2,538,245 and interest earned on marketable securities held in the Trust Account of $5,172. Changes in operating assets and liabilities provided $1,921,784 of cash for operating activities.

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

On March 15, 2021, the Company entered into a definitive agreement for a Business Combination with IronNet. In connection with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell, to such investors an aggregate of 12,500,000 shares of Class A common stock for a purchase price of $10.00 per share, for aggregate proceeds of $125,000,000 (the “Private Placement”) substantially concurrently with the closing pursuant to the Merger Agreement. The sponsor agreed to purchase 566,000 shares of Class A common stock for $5,660,000 in the Private Placement.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2021, we had cash of $471,185 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Warrant Liabilities

The Company accounts for the warrants issued in connection with its public offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. The fair value of warrants issued by the Company in connection with the initial public offering has been determined using either the quoted price, if available, or was based on a Monte Carlo model. The fair value of the private placement warrants has been determined using a Monte Carlo model.

Net (loss) income per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any material market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk in the future. However, there can be no assurance of this.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the material weakness in our internal control over financial report described in our recently filed Form 10K/A.

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

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. The Private Warrants are also not subject to redemption by the Company.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LGL Systems Acquisition Corp.

Date: August 16, 2021	By:	/s/ Marc Gabelli
	Name:	Marc Gabelli
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Robert LaPenta
	Name:	Robert LaPenta
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)