Form 10-Q
period 2021-10-31
IronNet, Inc.
filed 2021-12-15
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CURRENT REPORT

Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38183

IronNet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	001-39125	83-4599446
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

7900 Tysons One Place, Suite 400
McLean, VA		22102
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (443) 300-6761

(Former Name or Former Address, if Changed Since Last Report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IRNT	The New York Stock Exchange
Warrants to purchase common stock	IRNT.WS	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated Filer	☒
Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 88,718,630 shares of Common Stock, par value $0.0001 per share, outstanding as of December 15, 2021.

IronNet, Inc.

Table of Contents

FORM 10‑Q

October 31, 2021

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IronNet, Inc.

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share data)

(unaudited)

	October 31,	January 31,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$73,891	$31,543
Accounts receivable	2,246	1,643
Unbilled receivable	3,885	1,425
Related party receivables and loan receivables	3,521	3,599
Account and loan receivables	9,652	6,667
Inventory	2,672	2,180
Deferred costs	2,416	2,068
Prepaid warranty	814	1,037
Prepaid expenses and other current assets	4,254	2,172
Total current assets	$93,699	$45,667
Deferred costs	1,320	2,056
Property and equipment, net	5,596	2,792
Prepaid warranty	897	878
Deposits and other assets	490	298
Total assets	$102,002	$51,691
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,380	$1,922
Accrued expenses	6,196	2,591
Deferred revenue	12,929	12,481
Deferred rent	154	134
Short-term PPP loan	—	3,487
Income tax payable	135	88
Other current liabilities	689	689
Total current liabilities	24,483	21,392
Deferred rent	808	928
Deferred revenue	17,181	21,563
Warrants	43	—
Long-term PPP loan	—	2,093
Other long-term liabilities payable	689	689
Total liabilities	$43,204	$46,665

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 500,000,000 shares authorized; 88,718,630 and 65,353,098 shares issued and outstanding at October 31, 2021 and January 31, 2021, respectively	9	7
Additional paid-in capital	459,349	180,853
Accumulated other comprehensive (loss) income	268	40
Accumulated deficit	(400,828)	(175,039)
Subscription notes receivable	—	(835)
Total stockholders’ equity	58,798	5,026
Total liabilities and stockholders' equity	$102,002	$51,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Operations

($ in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Product, subscription and support revenue	$6,132	$5,958	$18,038	$18,047
Professional services revenue	781	1,055	1,327	3,779
Total revenue	6,913	7,013	19,365	21,826
Cost of product, subscription and support revenue	2,082	1,252	5,505	3,534
Cost of professional services revenue	286	817	617	1,596
Total cost of revenue	2,368	2,069	6,122	5,130
Gross profit	4,545	4,944	13,243	16,696
Operating expenses
Research and development	28,144	5,687	42,606	19,965
Sales and marketing	57,196	7,155	72,046	23,265
General and administrative	100,267	4,715	111,952	16,690
Total operating expenses	185,607	17,557	226,604	59,920
Operating loss	(181,062)	(12,613)	(213,361)	(43,224)
Other (expense) income, net	(724)	178	(1,070)	125
Change in fair value of warrants liabilities	(11,302)	-	(11,302)	-
Loss before income taxes	(193,088)	(12,435)	(225,733)	(43,099)
Benefit (provision) for income taxes	(34)	(19)	(56)	(58)
Net loss	$(193,122)	$(12,454)	$(225,789)	$(43,157)
Basic and diluted net loss per common share	(2.22)	(0.19)	(3.05)	(0.67)
Weighted average shares outstanding, basic and diluted	87,178,432	65,067,942	74,001,217	64,064,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Comprehensive Loss

($ in thousands) (unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(193,122)	$(12,454)	$(225,789)	$(43,157)
Change in net unrealized gains (losses) on available for sale investments, net of tax	—	(397)	—	(398)
Foreign currency translations adjustment, net of tax	303	(54)	228	(4)
Comprehensive loss	$(192,819)	$(12,905)	$(225,561)	$(43,559)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended October 31, 2021 and 2020

($ in thousands, number of preferred stock and common stock in thousands)

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Class B Common Stock			Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Subscription Notes Receivables	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 31, 2021	-	$-	-	$-	66,934	$7		-	$-	$180,853	$(175,039)	$40	$(835)	$5,026
Issuance of common stock	-	-	-	-	598	-		-	-	305	-	-	-	305
Merger recapitalization (Note 2)	-	-	-	-	4,555	1		-	-	(12,027)	-	-	-	(12,026)
PIPE Shares	-	-	-	-	12,500	1		-	-	109,857	-	-	-	109,858
Issuance of common stock related to Public Warrants	-	-	-	-	29	-		-	-	330	-	-	-	330
Issuance of common stock related to Private Warrants	-	-	-	-	3,188	-		-	-	21,492	-	-	-	21,492
Issuance of earnout	-	-	-	-	1,078	-		-	-	-	-	-	-	-
Interest earned on subscription notes receivable	-	-	-	-	-	-		-	-	8	-	-	(8)	-
Settlement of related party loan receivable for common shares	-	-	-	-	(108)	-		-	-	(1,075)	-	-	-	(1,075)
Payment of note receivable and settlement of note receivables for common shares	-	-	-	-	(55)	-		-	-	(550)	-	-	843	293
Stock-based compensation	-	-	-	-	-	-		-	-	160,156	-	-	-	160,156
Net loss	-	-	-	-	-	-		-	-	-	(225,789)	-	-	(225,789)
Foreign currency translation adjustment, net of tax of $0	-	-	-	-	-	-		-	-	-	-	228	-	228
Balance at October 31, 2021	-	$-	-	$-	88,719	$9		-	$-	$459,349	$(400,828)	$268	$-	$58,798

Balance at January 31, 2020, as previously reported	794	$32,500	1,217	$88,711	36,138	$4		17,607	$2	$2,041	$(119,666)	$394	$(900)	$(118,125)
Retroactive application of recapitalization (1)	(794)	(32,500)	(1,217)	(88,711)	23,984	2		(17,607)	(2)	121,194	-	-	-	121,194
Adjusted Balance at January 31, 2020	-	$-	-	$-	60,122	$6		-	$-	$123,235	$(119,666)	$394	$(900)	$3,069
Issuance of common stock	-	-	-	-	5,231	1		-	-	44,079	-	-	-	44,080
Interest earned on subscription notes receivable	-	-	-	-	-	-		-	-	12	-	-	(12)	-
Payments on subscription notes receivable	-	-	-	-	-	-		-	-	-	-	-	47	47
Stock-based compensation	-	-	-	-	-	-		-	-	27	-	-	-	27
Unrealized loss on investments	-	-	-	-	-	-		-	-	-		(398)	-	(398)
Net loss	-	-	-	-	-	-		-	-	-	(43,157)	-	-	(43,157)
Foreign currency translation adjustment, net of tax of $0	-	-	-	-	-	-		-	-	-	-	(4)	-	(4)
Balance at October 31, 2020	-	$-	-	$-	65,353	$7	-	-	$-	$167,353	$(162,823)	$(8)	$(865)	$3,664

(1)
Prior to the Merger, as defined in Note 1, Series A and Series B preferred stock were converted 1:10 to Class A common stock and Class B common stock were converted 1:1 to Class A common stock, at the Exchange Ratio of approximately 0.8141070. The conversion has been retroactively restated as of January 31, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three months Ended October 31, 2021 and 2020

($ in thousands, number of common stock in thousands)

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Class B Common Stock			Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Subscription Notes Receivables	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at July 31, 2021	-	$-	-	$-	67,502	$7		-	$-	$181,181	$(207,706)	$(35)	$(548)	$(27,101)
Issuance of common stock	-	-	-	-	30	-		-	-	10	-	-	-	10
Merger recapitalization (Note 2)	-	-	-	-	4,555	1		-	-	(12,027)	-	-	-	(12,026)
PIPE Shares	-	-	-	-	12,500	1		-	-	109,857	-	-	-	109,858
Issuance of common stock related to Public Warrants	-	-	-	-	29	-		-	-	330	-	-	-	330
Issuance of common stock related to Private Warrants	-	-	-	-	3,188	-		-	-	21,492	-	-	-	21,492
Issuance of earnout	-	-	-	-	1,078	-				-	-	-	-	-
Interest earned on subscription notes receivable	-	-	-	-	-	-		-	-	2	-	-	(2)	-
Settlement of related party loan receivable for common shares	-	-	-	-	(108)	-				(1,075)	-	-		(1,075)
Settlement of note receivables for common shares	-	-	-	-	(55)	-		-	-	(550)	-	-	550	-
Stock-based compensation	-	-	-	-	-	-		-	-	160,129	-	-	-	160,129
Net loss	-	-	-	-	-	-		-	-	-	(193,122)	-	-	(193,122)
Foreign currency translation adjustment, net of tax of $0	-	-	-	-	-	-		-	-	-	-	303	-	303
Balance at October 31, 2021	-	$-	-	$-	88,719	$9		-	$-	$459,349	$(400,828)	$268	$-	$58,798

Balance at July 31, 2020	-	$-	-	$-	64,818	$6	-	-	$-	$164,929	$(150,369)	$443	$(905)	$14,104
Issuance of common stock	-	-	-	-	535	1		-	-	2,449	-	-	-	2,450
Interest earned on subscription notes receivable	-	-	-	-	-	-		-	-	4	-	-	(4)	-
Payments on subscription notes receivable	-	-	-	-	-	-		-	-	-	-	-	44	44
Stock-based compensation	-	-	-	-	-	-		-	-	(29)	-	-	-	(29)
Unrealized loss on investments	-	-	-	-	-	-		-	-	-	-	(397)	-	(397)
Net loss	-	-	-	-	-	-		-	-	-	(12,454)	-	-	(12,454)
Foreign currency translation adjustment, net of tax of $0	-	-	-	-	-	-		-	-	-	-	(54)	-	(54)
Balance at October 31, 2020	-	$-	-	$-	65,353	$7		-	$-	$167,353	$(162,823)	$(8)	$(865)	$3,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Cash Flows

($ in thousands) (unaudited)

	Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities
Net loss	$(225,789)	$(43,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	659	935
Loss (Gain) on sale of fixed assets	(1)	220
Bad debt expense	—	33
Employee stock based compensation	160,156	27
Non-cash interest expense	1,061	97
Change in fair value of warrants liabilities	11,302	—
Non-cash interest income on amounts due from stockholder	(8)	(12)
Changes in operating assets and liabilities:		-
Accounts receivable	(2,984)	(962)
Deferred costs	388	(982)
Inventories	(492)	(494)
Prepaid expenses and other current assets	(3,157)	(71)
Deposits and other assets	(194)	75
Prepaid warranty	205	157
Accounts payable	1,151	(976)
Accrued expenses	2,552	1,388
Income tax payable	47	58
Deferred rent	(100)	(131)
Deferred revenue	(3,934)	2,689
Warrants	43	—
Other long-term liabilities payable	0	1,209
Net cash used in operating activities	(59,095)	(39,897)
Cash flows from investing activities
Purchases of property and equipment	(2,385)	(425)
Proceeds from the sale of fixed assets	228	81
Sales of investments	—	647
Proceeds from the maturity of investments	—	754
Net cash (used in) provided by investing activities	(2,156)	1,057
Cash flows from financing activities
Proceeds from issuance of common stock	634	44,080
Proceeds from borrowing SVB Bridge loan	15,000	—
Proceeds from borrowing PPP loan	—	5,580
Payment of loan - SVB bridge	(15,000)	—
Payment of PPP loan	(5,580)	—
Merger recapitalization	4,214	—
Proceeds from PIPE shares	125,000	—
Payment of transaction costs	(21,179)	—
Proceeds from stock subscriptions	292	47
Net cash provided by financing activities	103,381	49,707
Effect of exchange rate changes on cash and cash equivalents	218	(407)
Net change in cash and cash equivalents	42,348	10,460
Cash and cash equivalents
Beginning of the period	$31,543	$10,806
End of the period	73,891	21,266
Supplemental disclosures of non-cash investing and financing activities
Interest earned on subscription notes receivable	$8	$12
Unpaid purchases of property and equipment	(1,306)	—
Non-cash settlement of related party loan receivable for common shares	(1,075)	—
Unrealized loss on investment	—	(2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

($ in thousands, unless stated otherwise)

1.
Organization and Summary of Significant Accounting Policies

IronNet, Inc. (hereinafter “IronNet”, “we”, “us”, “our”, or “the Company”), through IronNet Cybersecurity, Inc. (“Legacy IronNet”) and its subsidiaries (collectively “Combined Company”), provides a suite of technologies that provide real-time threat assessment and updates, behavioral modeling, big data analytics, and proactive threat detection and response capabilities as well as consulting services and training programs to protect against current and emerging cyber-threats.

The Company, whose securities are listed on the New York Stock Exchange (“NYSE”), serves as the holding company for the businesses of Legacy IronNet and its subsidiaries. Its headquarters are located in McLean, VA. Legacy IronNet was incorporated in the state of Delaware on April 30, 2019.

Merger Agreement

On August 26, 2021, LGL Systems Acquisition Corp. ("Legacy LGL”), through its subsidiary LGL Systems Merger Sub Inc. (“Merger Sub”) and Legacy IronNet, all of them Delaware corporations, consummated the closing of the transactions contemplated by the Merger Agreement, dated March 15, 2021 and as amended August 6, 2021, by and among Legacy IronNet, Legacy LGL, and Merger Sub, following their approval at a special meeting of the stockholders of Legacy LGL held on August 26, 2021 (the “Merger”).

Pursuant to the terms of the Merger Agreement, a merger of Legacy IronNet and Legacy LGL was effected by the merger of Merger Sub with and into Legacy IronNet, with Legacy IronNet surviving the Merger as a wholly-owned subsidiary of Legacy LGL. Following the consummation of the Merger, Legacy LGL changed its name from LGL Systems Acquisition Corp. to IronNet, Inc. on the closing date.

Pursuant to the Merger Agreement, at the effective time of the Merger, (i) each outstanding share of Legacy IronNet common stock and preferred stock (with each share of Legacy IronNet preferred stock being treated as if it were converted into ten (10) shares of Legacy IronNet common stock on the effective date of the Merger) was converted into the right to receive (a) a number of shares of Company common stock equal to the Exchange Ratio (as defined below) and (b) a cash amount payable in respect of fractional shares of Legacy IronNet common stock that would otherwise be issued in connection with the foregoing conversion, if applicable, and (ii) each Legacy IronNet option, restricted stock unit, restricted stock award that was outstanding immediately prior to the closing of the Merger (and by its terms did not terminate upon the closing of the Merger) remains outstanding and (x) in the case of options, represents the right to purchase a number of shares of Company common stock equal to the number of shares of Legacy IronNet common stock subject to such option multiplied by the Exchange Ratio used for Legacy IronNet common stock (rounded down to the nearest whole share) at an exercise price per share equal to the current exercise price per share for such option divided by the Exchange Ratio (rounded up to the nearest whole cent) and (y) in the case of restricted stock units and restricted stock awards, represent a number of shares of Company common stock equal to the number of shares of Legacy IronNet common stock subject to such restricted stock unit or restricted stock award multiplied by the Exchange Ratio (rounded down to the nearest whole share). In addition, Legacy IronNet stockholders and eligible holders of options, restricted stock unit awards and restricted stock awards (as applicable, only to the extent time vested as of the closing of the Merger) were also eligible to receive additional merger consideration in the form of a pro rata portion of 1,078 shares of Company common stock if the volume weighted average closing share price for the Company’s common stock equaled or exceeded $13.00 for ten (10) consecutive days during the two-year period following the closing of the Merger. This condition was satisfied and the additional shares of Company common stock were issued in September 2021.

The Exchange Ratio was 0.8141070 of a share of Company common stock per fully-diluted share of Legacy IronNet common stock.

On August 26, 2021, the Company received $13,251 held in Legacy LGL’s trust account net of redemptions. Transaction costs related to the issuance of the trust shares were $9,038.

In connection with the execution of the Merger Agreement, a number of purchasers (each, a “Subscriber”) purchased from the Company an aggregate of 12,500,000 shares of Company common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $125,000, pursuant to separate subscription agreements entered into effective as of March 15, 2021. Transaction costs related with the issuance were $21,180.

Basis of Presentation and Principles of Consolidation

The unaudited interim condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

The Merger was accounted for as a reverse recapitalization in accordance with Accounting Standards Codification (“ASC”) 805, Business Combination.

As a result of Legacy IronNet being the accounting acquirer in the Merger, the financial reports filed with the SEC by the Company subsequent to the Merger are prepared as if Legacy IronNet is the accounting predecessor of the Company. The historical operations of Legacy IronNet are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Legacy IronNet prior to the Merger; (ii) the consolidated results of the Company, following the Merger on August 26, 2021; (iii) the assets and liabilities of Legacy IronNet at their historical cost; and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of common stock is reflected retroactively to the earliest period presented and will be utilized for calculating loss per share in all prior periods presented.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements of Legacy IronNet, Inc. and accompanying notes thereto for the year ended January 31, 2021. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The Company’s fiscal year ends on January 31. References to fiscal 2022, for example, refer to the fiscal year ending January 31, 2022.

The results of operations for the nine and three months ended October 31, 2021 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending January 31, 2022 or any future period.

The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, except for the adjustments described as part of the Merger discussed in Note 2, necessary for a fair statement of the Company’s financial position as of October 31, 2021, its results of operations for the three and nine months ended October 31, 2021 and 2020, and cash flows for the nine months ended October 31, 2021 and 2020.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates under different assumptions or conditions.

The Company recognized Public Warrants in equity at fair value as of the effective date of the Merger and recognized $15,740 in additional paid in capital.

Warrants

The Company accounts for the 8,606,473 warrants (comprised of 8,596,273 Public Warrants and 10,200 Private Warrants) in accordance with the guidance contained in ASC 815-40-15-7D.

The Private Warrants do not meet the criteria for equity classification and they are recorded as liabilities. Accordingly, the Company classifies the warrant instruments as liabilities at their fair value and adjusts the instrument to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. The fair value of the Private Warrants has been determined based on a Monte Carlo model.

In connection with the Merger, the Public Warrants were recorded within equity at a fair value of $15,740. The Public Warrants meet the criteria for equity classification and are recorded within Stockholders’ Equity. Accordingly, Public Warrants are initially measured at fair value and are not subject to re-measurement at each balance sheet date unless, in subsequent periods the Public Warrants no longer qualify for equity classification. The fair value of the Public Warrants issued by the Company has been determined using the quoted price.

Recent Accounting Pronouncements not Yet Adopted

The FASB issued ASU No.2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes the current lease requirements in ASC 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with any capital leases recognized on the consolidated balance sheets. The reporting of lease-related expenses in the consolidated statements of operations and cash flows will be generally consistent with the current guidance. The new lease guidance will be effective the earlier of the year ending January 31, 2023 or the time at which we no longer qualify as an EGC (“Emerging Growth Company”) and will be applied using a modified retrospective transition method to either the beginning of the earliest period presented or the beginning of the year of adoption. The Company is currently evaluating the impact of adopting the new standard. The adoption of this standard will require the recognition of a right of use asset and liability on the Company’s consolidated balance sheets.

In June 2016, the FASB issued ASU2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This standard requires a new method for recognizing credit losses that is referred to as the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument, unless the Company elects to recognize such instruments at fair value with changes in profit and loss (the fair value option). This standard is effective for the Company for the earlier of the fiscal years beginning after December 15, 2022 or the time at which we no longer qualify as an EGC. Management is currently evaluating the potential impact of this guidance on its financial statements.

New Accounting Pronouncement Adopted in Fiscal 2022

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. ASU 2019-12 was adopted in the first quarter of fiscal 2022. The prospective adoption of ASU 2019-12 was not material.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and of Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 was adopted in the third quarter of fiscal 2022. The prospective adoption of ASU 2018-15 was not material.

Segment and Geographic Information

Segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. The CODM reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates as one operating segment.

The following table presents revenue by geographic location:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
United States	$6,226	$6,310	$17,210	$20,309
International	687	703	2,155	1,517
Total	$6,913	$7,013	$19,365	$21,826

Substantially all of the Company’s long-lived assets are located in the United States.

2.
Reverse Recapitalization

On August 26, 2021, the Merger was accounted for as a reverse recapitalization under U.S. GAAP. Legacy IronNet was the accounting acquirer and Legacy LGL was the accounting acquiree for financial reporting purposes.

Accordingly, for accounting purposes, the financial statements of the Combined Company represent a continuation of the financial statements of Legacy IronNet, with the Merger being treated as the equivalent of Legacy IronNet issuing stock for the net assets of Legacy LGL, accompanied by a recapitalization. The net assets of Legacy LGL are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Legacy IronNet.

The following table reconciles the elements of the Merger to the condensed consolidated statement of cash flows for the nine months ended October 31, 2021:

Recapitalization and associated transactions
Cash (Trust)	$173,015
Redemptions	(159,763)
Less: fees to underwriters and advisors	(9,038)
Net cash received from Merger recapitalization	4,214
Issuance of PIPE Shares	125,000
Less: PIPE fees to underwriters and advisors	(21,179)
Net cash received from PIPE Shares and Merger recapitalization	108,035
Less: debt settlement	(21,266)
Net proceeds from Merger recapitalization, PIPE Shares and debt settlement	$86,769

The number of outstanding shares of common stock of the Company as of October 31, 2021 is summarized as follows:

Shares by Type	Number of shares
IronNet Class A Common Stock outstanding previous to the Merger	67,501,813
Issuance of common stock (exercises of ISOs and warrant)	28,734
Number of Shares issued at the date of the business combination ( Recapitalization)
LGL Class A Common Stock outstanding previous to the Merger	17,250,000
Less: Redemption of LGL Class A previous to the Merger	(15,928,889)
Total Class A Shares issued to former LGL shareholders	1,321,111
LGL Founders Shares	3,234,375
PIPE Shares	12,500,000
Number of Share issued at the Merger	17,055,486
Number of Shares issued (redeemed) following the consummation of the Merger
Earnout Shares	1,078,125
Private Warrants (Exercised)	3,188,229
Public Warrants (Exercised)	28,719
Payments on subscription notes receivable	(54,955)
Shares repurchase related to loan pay-off	(107,521)
Total Shares of Common Stock as of October 31, 2021	88,718,630

In connection with the closing of and as a result of the consummation of the Merger, certain members of the Company’s management and employees received bonus payments in the aggregate amount of $0.5 million. The bonuses have been reflected in general and administrative expenses in the condensed consolidated statements of operations.

For the three and nine months ended October 31, 2021, the Company also incurred transaction costs related to the Merger of approximately $1,556 and $2,328, respectively, which are included in general and administrative expenses on the condensed consolidated statement of operations.

IronNet Class A Common Stock (Legacy IronNet Founders Shares)

Pursuant to the Merger Agreement, at the effective time of the Merger each outstanding share of Legacy IronNet preferred shares and common stock were converted into Class A common stock based on the Exchange Ratio described in Note 1.

PIPE Shares

On August 26, 2021, a number of purchasers (each, a “Subscriber”) purchased from the Company an aggregate of 12,500,000 shares of Company common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $125,000, pursuant to separate subscription agreements entered into effective as of March 15, 2021 (each, a “Subscription Agreement”). Pursuant to the Subscription Agreements, the Company granted certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of the PIPE Shares was consummated concurrently with the closing of the Merger in an amount of $125,000.

Founders Shares

Reflects 3,234,375 shares of Class A common stock (the “Founder Shares”) for an aggregate purchase price of $24, or approximately $0.007 per share.

Debt Settlements

Loan and Security Agreement

On June 21, 2021, Legacy IronNet entered into a Loan and Security Agreement (“Term Loan” or “SVB Bridge”) with SVB Innovation Credit Fund VIII, L.P. for term loan advances of up to $15,000 to provide for working capital needs over the period leading up to completion of the combination with Legacy LGL. The Term Loan was able to be prepaid at any time and had a term for up to six months, or until the date on which Legacy IronNet completed its combination with

Legacy LGL, whichever came sooner, and bore monthly interest at a per annum rate equal to eight percent, as well as customary fees for de-SPAC bridge loans of this nature. As of August 26, 2021, in conjunction with the Merger, the Company repaid the term loan principal and accrued interest in an aggregate amount of $15,609.

PPP loan

On April 21, 2020, Legacy IronNet entered into a Paycheck Protection Program (PPP) loan from the US Small Business Administration pursuant to the provision of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, receiving loan funds of $5,580. The loan bears interest at 1% and is payable in monthly installments beginning on September 15, 2021. As of October 31, 2021, and January 31, 2021, Legacy IronNet had an interest accrual of $0 and $44 related to the PPP loan. The unsecured loan was evidenced by a promissory note of the Company with PNC Bank (the “Lender”). On August 26, 2021, in conjunction with the Merger, the Company repaid in full all amounts due and terminated all commitments and obligations under the unsecured PPP loan.

Loans to Employees

On December 29, 2018, Legacy IronNet entered into a loan with a current executive of the Company with a principal balance of $1,000 bearing an interest rate of 2.76% for a term of three years, which was secured by a pledge of certain shares of Legacy IronNet Class A common stock. As of August 26, 2021, in conjunction with the merger, the Company resolved the loan by having the executive surrender to the Company 107,521 shares that would have otherwise been issuable to the executive in the Merger.

Earnout

Pursuant to the terms of the Merger Agreement, the eligible Legacy IronNet Equityholders had the right to receive up to 1,078,125 Earnout Shares, issuable upon the occurrence of the Merger. As of the close of trading on September 10, 2021, the requisite conditions of the Earnout Triggering Event were satisfied and the Company issued 1,078,125 Earnout Shares to the eligible Equityholders. The earnout does not represent contingent consideration and is in accordance with ASC 815-40. The earnout shares were indexed to the Company’s own common stock and meet the requirements for equity classification.

Restricted Stock Units

Under the terms of the Legacy IronNet’s restricted stock units, vesting of each award was subject to, among other conditions including a service requirement, the occurrence of a liquidity event, as defined by Legacy IronNet’s 2014 Stock Incentive Plan. On August 26, 2021, in connection with the close of the Merger with Legacy LGL, the Company’s Board of Directors resolved to deem the Merger as satisfying the Liquidity Event condition. The resolution resulted in a modification of the restricted stock unit awards under ASC 718 “Compensation—Stock Compensation. ”As a consequence of modification of the awards outstanding, the Company recognized a non-cash expense in the fiscal third quarter 2022 in an amount of $160,094 related to 16,634,972 outstanding RSUs, with 8,204,455 remaining unvested as of October 31, 2021.

3.
Revenue

Software, subscription and support revenue

The Company sells a collective defense software solution that provides a near real time collective defense infrastructure that is comprised of two product offerings, IronDefense and IronDome. The software platform is delivered through both on-premises licenses bundled with on-premises hardware and through subscription software.

Our security appliance deliverables include proprietary operating system software and hardware, which together with regular threat intelligence updates and support, maintenance, and warranty. We combine intelligence dependent hardware and software licenses with the related threat intelligence and support and maintenance as a single performance obligation, as it delivers the essential functionality of our cybersecurity solution. As a result, we recognize revenue for this single performance obligation ratably over the expected term with the customer. Significant judgement is required for the assessment of material rights relating to renewal options associated with our contracts.

Revenue from subscriptions, which allow customers to use our security software over a contracted period without taking possession of the software, and managed services, where we provide managed detection and response services for customers, are recognized over the contractual term. The cloud- based subscription revenue, where we also provide hosting, recognized for the three months ended October 31, 2021 and 2020 was $3,792 and $2,180, respectively, and for the nine months ended October 31, 2021 and 2020, were $10,993 and $6,475, respectively. Overall subscription revenue recognized for the three months ended October 31, 2021 and 2020, were $6,092 and $4,432, respectively, and for the nine months ended October 31, 2021 and 2020 were $17,992 and $13,231, respectively.

Professional services revenue

The Company sells professional services, including cyber operations monitoring, security, training and tailored maturity assessments. Revenue derived from these services is recognized as the services are delivered.

Customer concentration

For the nine months ended October 31, 2021, and 2020, two customers accounted for 22%, or $4,283, and one customer accounted for 10%, or $2,174, of the Company’s revenue, respectively. As of October, 2021, and January 31, 2021, three customers represent 60% of the total accounts receivable, and as of January 31, 2021, three customers represented 85% of the total accounts receivable balance.

Significant customers are those which represent at least 10% of the Company’s total revenue at each respective period ending date. The following table presents customers that represent 10% or more of the Company’s total revenue:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
Customer A	12%	*	11%	*
Customer B	11%	15%	11%	*
Customer C	*	*	*	10%
	23%	15%	22%	10%

* - less than 10%

Deferred Costs

The Company defers contract fulfillment costs that include appliance hardware. The balances in deferred costs are as follows:

Balance at February 1, 2021	$2,805
Cost of revenue recognized	(1,033)
Costs deferred	473
Foreign exchange	(3)
Balance at October 31, 2021	$2,242
Balance at February 1, 2020	3,080
Cost of revenue recognized	(832)
Costs deferred	711
Foreign exchange	(3)
Balance at October 31, 2020	$2,956

The balance of deferred commissions at October 31, 2021 and January 31, 2021 were $1,494 and $1,319, respectively. Deferred commissions are included in the deferred costs on the condensed consolidated balance sheets, of which $1,061 is current and $433 is long-term as of October 31, 2021.

Deferred revenue

Deferred revenue represents amounts received from and/or billed to customers in excess of revenue recognized. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met.

The balance in deferred revenue is as follows:

Balance at February 1, 2021	$34,044
Revenue recognized	(23,687)
Revenue deferred	19,765
Foreign exchange	(12)
Balance at October 31, 2021	$30,110
Balance at February 1, 2020	20,312
Revenue recognized	(19,507)
Revenue deferred	22,196
Foreign exchange	-
Balance at October 31, 2020	$23,001

Remaining performance of deferred revenue

As of October 31, 2021, the remaining performance of deferred revenue totaled $30,110. The Company’s recognition of revenue in the future thereon will be as follows:

Years Ending January 31,
2022 (3 months)	$5,243
2023	10,770
2024	8,174
2025	4,371
2026	1,552
$30,110

4.
Equity

Common Stock

As of October 31, 2021, the Company had 500,000,000 shares of Class A common stock authorized and 88,718,630 shares common stock issued and outstanding at $0.0001 par value per share.

Each share of Common Stock has 1 vote.

Preferred Stocks

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At October 31, 2021, there were no shares of preferred stock issued or outstanding.

Warrants

Private Warrants

Simultaneously with the closing of Legacy LGL’s Initial Public Offering, the sponsor purchased an aggregate of 5,200,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $5,200 from Legacy LGL. Over the period of September 2021 through October 2021, when the majority of these warrants were exercised on a cashless basis, the formula for such exercises made each Private Warrant effectively exercisable to purchase approximately 0.6 shares of Company common stock on a non-cash basis, each subject to its own exercise calculation applicable to the day on which the exercise was made. The Private Warrants were also redeemable in cash for $11.50 for a share of common stock. No Private Warrants were redeemed on the $11.50 cash basis. In September and October 2021, 5,189,800 Private Warrants were exercised on a cashless basis into 3,188,229 shares of Class A common stock. As of October 31, 2021, the Company had 10,200 Private Warrants outstanding and not exercised. During the period ended October 31, 2021, prior to the exercise of the Private warrants, the Company recognized in the interim condensed statements of operations $11,302 of non-cash expense related to change in fair value of warrants.

Public Warrants

Public Warrants may only be exercised for a whole number of shares at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable in September 2021. The Public Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

Once the warrants became exercisable upon the effective date of the Company’s S-1 registration statement, the Company obtained the ability to redeem the Public Warrants:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption; and
•
if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to adjustment as described below) for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the Warrant Agreement.

In October, 28,719 Public Warrants were exercised in an amount of $330 and 28,719 shares were issued at a price of $11.50. As of October 31, 2021, the Company had 8,596,273 Public Warrants outstanding and not exercised.

5.
Stock Incentive Plan

Legacy IronNet’s Board of Directors adopted and the stockholders approved Legacy IronNet’s 2014 Stock Incentive Plan (the “2014 Plan”) on September 29, 2014 and on October 17, 2014, respectively. The 2014 Plan was periodically amended, most recently on June 7, 2019. The 2014 Plan permitted the grant of incentive stock options “ISOs,” non-qualified stock options “NSOs,” stock appreciation rights, restricted stock, restricted stock units “RSUs,” and other stock-based awards. ISOs were only able to be granted to Legacy IronNet’s employees and to any of the employees of Legacy IronNet’s subsidiary corporations’ employees. All other awards could be granted to employees, directors and consultants of Legacy IronNet’s and to any of Legacy IronNet’s parent or subsidiary corporation’s employees or consultants.

On August 26, 2021, the closing date of the Merger, per the Merger Agreement, the outstanding Legacy IronNet ISO and RSU grants issued under the 2014 Plan were converted to their post-transaction equivalents based on the conversion ratio, which total 18,971,549 shares in the Combined Company when exercised or converted. Additionally, as of the closing date, the 2021 Equity Incentive Plan (the “2021 Plan”) was approved by Legacy LGL’s stockholders. Under the 2021 Plan, the Company may grant ISOs, RSUs and other equity securities to acquire, to convert into or to receive up to 13,500,000 shares of Class A common stock. As of October 31, 2021, there were 13,500,000 share equivalents that remained available to issue under the 2021 Plan.

All share equivalents issued or issuable under the 2014 Plan and the 2021 Plan (the “Stock Incentive Plans”) normally vest over a forty-eight month period with an initial catch up of 25% vesting at the end of the first year during which no vesting occurs. In limited cases, vesting as short as twelve months with no cliff, vesting based on performance criteria and acceleration under certain events have also been permitted; however, such exceptions apply to less than 15% of the share equivalents authorized under the Stock Incentive Plans.

With regard to stock option grants, the exercise price of each ISO granted under the Stock Incentive Plans may not be less than the fair market value per share of the underlying Class A common stock on the date of grant. The Board of Directors establishes the term and the vesting of all options issued under the Stock Incentive Plans; however, in no event will the term exceed ten years. The fair value of each stock option and RSU award was originally estimated on the date of grant using the Black-Scholes Option Pricing Model using the independent valuations of the Company’s stock. The Company’s determination of the fair value of stock options and restricted stock units is affected by the Company’s stock price as well as a number of subjective and complex assumptions. These assumptions include the Company’s volatility, dividend yield, and risk-free interest rate.

Presented below is a summary of the status of the stock options under the Stock Incentive Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value of outstanding options
Outstanding at February 1, 2021	2,181,668	0.53	5.9	5,572,988
Granted	-	-	-	-
Exercised	(591,157)	0.52	5.2	7,287,806
Forfeited or expired	(115,671)	0.57	5.5	-
Outstanding at October 31, 2021	1,474,840	0.53	5.1	18,173,257
Exercisable at October 31, 2021	1,462,370	0.52	5.1	18,024,597

For the three months ended October 31, 2021 and 2020, the Company recorded $8 and $(29) of compensation cost related to stock options, respectively. For the nine months ended October 31, 2021 and 2020, the Company recorded $40 and $27 of compensation cost related to stock options, respectively.

The RSUs granted under the 2014 Plan contain an additional vesting requirement that, in addition to the applicable time or performance vesting criteria noted above, also requires the occurrence of a liquidity event. On the date of the Merger, the Board of Directors resolved that the Merger constituted a liquidity event, triggering the liquidity event criteria for vesting. As detailed in Note 2, in connection with the close of the Merger with Legacy LGL, the Company recognized a non-cash expense in the fiscal third quarter 2022 in an amount of $160,094.

Presented below is a summary of the status of outstanding RSUs, including showing the vesting status other than the liquidity event condition:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2021	9,712,169	$11.75
Granted	2,181,077	12.85
Vested	(2,430,871)	12.85
Forfeited or expired	(1,257,920)	12.85
Non-vested at October 31, 2021	8,204,455	$11.55

The fair value of each RSU was previously estimated on the date of grant using the Black-Scholes Option Pricing Model based on the same assumptions utilized for calculating fair market value of the stock options and utilizing the as converted equivalent price of securities issued during the period. As the closing of the Merger represented the satisfaction of the liquidity event vesting requirement for outstanding RSUs, and vesting was not probable until that time, all RSUs issued prior to the completion of the Merger were revalued using a fair value of $12.85, which is the closing share price on that date.

Stock compensation expense for ISOs is recognized on a straight line basis and with a provision for forfeitures matched to historical experience for matured grant cohorts. Stock compensation expense for RSUs is recognized on a graded basis matched to the length and vesting tranches for each grant. In the event that a RSU grant holder is terminated before the award is fully vested, the full amount of the unvested portion of the award will be recognized as a forfeiture in the period of termination.

As of October 31, 2021, there was approximately $ 52,908 of unrecognized compensation cost related to share-based compensation arrangements granted under the 2014 Plan, of which $3 remained for options and $ 52,905 remained for RSUs, respectively. The fair value of the shares under stock options granted that vested, net of forfeitures, during the nine month periods ended October 31, 2021, and 2020 totaled $5,306 and $579, respectively, primarily as a result of the forfeitures recognized during the periods exceeding previous estimates.

Employee Stock Purchase Plan (‘ESPP’)

In August 2021, Legacy LGL’s Board of Directors adopted, and its stockholders approved, the ESPP. The ESPP became effective immediately upon the Closing of the Merger.

The purpose of the ESPP is to provide a means by which our eligible employees and certain designated companies may be given an opportunity to purchase shares of our common stock, to assist us in retaining the services of eligible employees, to secure and retain the services of new employees and to provide incentives for such persons to exert maximum efforts for our success.

The Plan includes two components: a 423 Component and a Non-423 Component. We intend that the 423 Component will qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the Code. Except as otherwise provided in the ESPP or determined by our board of directors, the Non-423 Component will operate and be administered in the same manner as the 423 Component.

As of October 31, 2021, there were no purchases of shares for any eligible employee.

6.
Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset in an orderly transaction or paid to settle a liability in an orderly transaction between market participants at the measurement date. Accounting standards utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, which are described below:

a.
Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets.
b.
Level 2 – Observable inputs other than quoted prices that are either directly or indirectly observable for the asset or liability.
c.
Level 3 – Unobservable inputs that are supported by little or no market activity.

These levels are not necessarily an indication of the risk of liquidity associated with the financial assets or liabilities disclosed. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, as required under ASC 820-10 “Fair Value Measurement.”

Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on their maturities and their availability for use in current operations.

The following table presents our assets measured at fair value on a recurring basis:

	October 31, 2021				January 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$102	$—	$—	$102	$102	$—	$—	$102
Private Warrants	—	43	—	43	—	—	—	—
Total assets	$102	$43	$—	$145	$102	$—	$—	$102

The Company recognized a non-cash expense of $11,302 related to the change in fair value of warrants.

At the effective date of the Merger, the Public Warrants were classified in equity at quoted prices (Level 1). Public Warrants are not revalued at the end of each reporting period.

7.
Commitments and Contingencies

Contingencies

In the ordinary course of business, the Company and its subsidiary may become defendants in certain shareholder claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. To date, no such liability has been recorded.

Leases

The Company leases office space under the terms of noncancelable operating leases that expire at various dates through November 2026.Certain operating lease agreements provide for an annual 2.75% escalation of the base rent. The Company is also responsible for operating expenses. The following is a schedule by year of the future minimum lease payments required under the Company’s operating leases:

Remaining three months of fiscal 2022	286
2023	1,025
2024	755
2025	775
2026	775
Thereafter	1,455
$5,071

The Company is recognizing the total cost of its office leases ratably over the respective lease periods. The difference between rent paid and rent expense is reflected as deferred rent in the accompanying balance sheets.

Rent expense totaled $257 and $296 for the three months ended October 31, 2021, and October 31, 2020, respectively. Rent expense totaled $849 and $1,697 for the nine months ended October 31, 2021, and October 31, 2020, respectively.

In the second fiscal quarter of 2021, we completed lease buyouts of two office spaces in Maryland, for leases that were expiring in fiscal 2021 and fiscal 2022, and we have made payments of $394 to facilitate early terminations for those leases. Based on the Company moving to a more fully remote posture, we also decreased our lease portfolio in Japan and New York.

8.
Income Taxes

The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (0.0)% and (0.1)% for the nine months ended October 31, 2021 and 2020, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets and impact of foreign tax rate differential.

On March 27, 2020, the CARES Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act did not have a significant impact on our current taxes, deferred taxes, or uncertain tax positions.

9.
Related Party Transactions

Product, subscription and support revenue from Related Parties

Certain investors and companies who the Company is affiliated with purchased software, subscription and support revenue during the periods presented. The Company recognized $426 and $434 of revenue from contracts with related parties for the three months ending October 31, 2021, and October 31, 2020, respectively. The Company recognized $1,263 and $1,494 of revenue from contracts with related parties for the nine months ending October 31, 2021, and October 31, 2020, respectively. The corresponding receivable was $3,521 and $ 2,540 as of October 31, 2021, and January 31, 2021, respectively.

Subscription Notes Receivables

During the nine months ended October 31, 2021, the Company received pay offs of balances due of $843. For the nine months ended October 31, 2020, the Company received paid offs of balances due of $48. As of October 31, 2021, there are no remaining balances for subscription notes receivables. The subscription notes receivables’ accrued interest ranged from 1.40% to 2.70%, compounded annually.

10.
Net Loss Per Share Attributable to Common Stockholders

Net Loss per common share

The Company computes basic earnings per share (EPS) by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the effect of potential shares that would be issued if stock option awards, Restricted Stock Units, Public and Private Warrants and preferred shares, to the extent issued, were converted into common stock, to the extent dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator: Net loss	$(193,122)	$(12,454)	$(225,789)	$(43,157)
Denominator: Basic and Diluted Weighted-average shares in computing net loss per share attributable to common stockholders	87,178,432	65,067,942	74,001,217	64,064,424
Net loss attributable to common stockholders—basic and diluted	$(2.22)	$(0.19)	$(3.05)	$(0.67)

Since the Company was in a net loss position for all periods presented, diluted net loss per share attributable to common stockholders will be the same as the basic net loss per share, as, in a net loss position, the inclusion of all potential common shares outstanding would be antidilutive. The potential shares of common stock excluded from the computation of diluted net loss per share for the periods presented due to their antidilutive impacts are as follows:

	As of October 31, 2021	As of October 31, 2020
Shares of common stock issuable from stock options	1,474,840	2,671,317
Total RSUs unvested pending settlement	8,204,455	16,102,029
Shares of common stock issuable upon conversion from preferred shares	-	21,272,479
Private Warrants	10,200	—
Public Warrants	8,596,273	—
Potential common shares excluded from diluted net loss per share	18,285,768	40,045,825

As of October 31, 2020 there were no Private or Public Warrants outstanding due to the fact that the Legacy LGL interim condensed consolidated balance sheet was consolidated and combined with Legacy IronNet as of the effective date of the Merger. Legacy LGL Public and Private Warrants as of August 26, 2021 were 8,624,992 and 5,200,000, respectively.

11.
COVID-19 - CARES Act. provision

During fiscal 2021, in response to the increased economic uncertainties that the impact of the COVID-19 pandemic was expected to have on our business, results of operations, liquidity and capital resources, Legacy IronNet took measures to ensure that we could continue the continuity of our business operations through the use of funding measures which included the Paycheck Protection Program (PPP) loan from the US Small Business Administration pursuant to the CARES Act. The purpose of the loan was for small businesses to keep their workforces employed through the pandemic. Legacy IronNet received loan funds of $5,580 on April 21, 2020. The loan bore interest at 1% and was payable in monthly installments beginning on September 15, 2021. As of October 31, 2021, and January 31, 2021, the Company had an interest accrual of $0 and $44 related to the PPP loan. The unsecured loan was evidenced by a promissory note of Legacy IronNet with PNC Bank (the “Lender”). As detailed in Note 2, on August 26, 2021, in conjunction with the Merger, the Company repaid in full all amounts due and terminated all commitments and obligations under the unsecured PPP loan.

In addition to seeking and receiving the PPP loan under the CARES Act, Legacy IronNet also elected to defer the Company portion of payroll taxes under the CARES Act. Amounts deferred from March 1, 2020 through to the end of 2020 will become due, at 50% on December 31, 2021, with the remaining 50% due on December 31, 2022. The balance of the payroll tax deferral is $1,378 as of October 31, 2021 and is included in Other current and Long-Term Liabilities on the balance sheet.

12.
Retirement Plans

We provide a retirement savings plan for the benefit of our employees, including our named executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). The 401(k) plan provides that each participant may contribute up to an annual statutory limit. Participants who are at least 50 years old can also contribute additional amounts based on statutory limits for “catch-up” contributions. Under the plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. We also fully match employee contributions up to the first 4% of salary, which amounts are fully vested.

13.
Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued, and has determined that the only material subsequent event that requires disclosure in the interim condensed consolidated financial statements is the approval on November 23, 2021 by the Compensation Committee of grants of 1,149,605 RSUs under the 2021 Plan for employees who had started with the company primarily after March 15, 2021, when the last grants under the 2014 Plan were made, and through November 15, 2021. Stock compensation amounts for the grants which had service periods beginning prior to October 31, 2021 will be included in stock compensation expense during the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to “IronNet,” “we,” “us,” “our”, “the Company” and other similar terms refer to IronNet, Inc. and its subsidiaries after giving effect to the Merger.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim and annual consolidated financial statements and related notes included in the Company’s final prospectus filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2021 pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (the “Final Prospectus”). The interim condensed consolidated financial statements in this report are presented in U.S. dollars (USD) rounded to the nearest thousand, with the amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) rounded to the nearest tenth of a million. Therefore, differences in the tables between totals and sums of the amounts listed may occur due to such rounding.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in the Final Prospectus, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2021 and January 31, 2020 are referred to herein as fiscal 2021 and fiscal 2020, respectively. The three months ended October 31, 2021 and October 31, 2020 are referred to herein as quarter to date 2022 and quarter to date 2021, respectively. The nine months ended October 31, 2021 and October 31, 2020 are referred to herein as year to date 2022 and year to date 2021, respectively.

Overview

Gen. Keith B. Alexander (Ret.) founded IronNet in 2014 to solve the major cybersecurity problem he witnessed and defined during his tenure as former head of the NSA and founding Commander of U.S. Cyber Command: You can’t defend against threats you can’t see. Our innovative approach provides the ability for groups of organizations—within an industry sector, supply chain, state or country, for example—to see, detect and defend against sophisticated cyber attacks earlier and faster than ever before.

IronNet has defined a new market category called Collective Defense. IronNet has developed the Collective Defense platform, a solution that can identify anomalous (potentially suspicious or malicious) behaviors on computer networks and share this intelligence anonymously and in real time among Collective Defense community members. Collective Defense communities comprise groups of organizations that have common risks, such as a supply chain, a business ecosystem, or across an industry sector, a state, or a country. This cybersecurity model delivers timely, actionable, and contextual alerts and threat intelligence on attacks targeting enterprise networks, and functions as an early-warning detection system for all community members.

This new platform addresses a large and unwavering compound problem: limited threat visibility for increasingly borderless enterprises across sectors and at the national level, paired with ineffective threat knowledge sharing across companies and sectors and a “go it alone” approach to cybersecurity. These operational gaps, combined with market dynamics like the increased velocity of sophisticated cyber attacks and the deepening scarcity of qualified human capital, have set our mission to transform how cybersecurity is waged.

Our Business

IronNet has focused on the development and delivery of a suite of advanced cybersecurity capabilities for detection, alerting, situational awareness and hunt/remediation combined into a comprehensive Collective Defense platform. IronNet complements these capabilities, delivered to both commercial and public sector enterprises, with professional services.

Software, Subscription and Support Revenue

Our primary line of business is the delivery of its integrated software capabilities through its Collective Defense platform. The platform is comprised of two flagship products:

IronDefense is an advanced NDR solution that uses AI-driven behavioral analytics to detect and prioritize anomalous activity inside individual enterprises. IronNet leverages advanced AI/ML algorithms to detect previously unknown threats, which are those that have not been identified and “fingerprinted” by industry researchers), in addition to screening known threats, and applies its Expert System to prioritize the severity of the behaviors—all at machine speed and cloud scale.

IronDome is a threat-sharing solution that facilitates a crowdsource-like environment in which the IronDefense threat detections from an individual company are shared among members of a Collective Defense community. IronDome analyzes threat detections across the community to identify broad attack patterns and provides anonymized intelligence back to all community members in real time, giving all members early insight into potential incoming attacks. Automated sharing across the Defense Community enables faster detection of attacks at earlier stages of the cyber kill chain.

Our Collective Defense platform delivers strong network effects: every customer contributing its threat data (anonymously) into the community reaps exponential benefits from the shared intelligence of the other organizations. The collaborative aspect of Collective Defense, and the resulting prioritization of alerts based on their potential severity, helps address the known problem of “alert fatigue” that plagues overwhelmed security analysts.

The Collective Defense platform is available for on-premise, cloud (public or private), and hybrid environments, and is scalable to include small-to-medium businesses, public-sector agencies, as well as multinational corporations. We utilize the platform to provide professional cybersecurity services such as incident response and threat hunting, as well as programs to help customers assess cybersecurity governance, maturity, and readiness. Our customer support services are designed to create shared long-term success measures with our customers, differentiating us from other cybersecurity vendors by working alongside customers as partners and offering consultative and service capabilities well beyond implementation of our Collective Defense platform.

The Collective Defense platform is available via a subscription-based pricing and flexible delivery model, with options available for major public cloud providers such as AWS and Microsoft Azure; private cloud, or HCI such as Nutanix; and on-premise environments through hardware and virtual options. To make it as easy as possible for customers to add Collective Defense into their existing security stack, we built a rich set of APIs that enable integrations with standard security products, SIEM; SOAR; EDR; NGFW tools; and cloud-native logs from major public cloud providers.

Professional Services

We sell professional services, including development of national cybersecurity strategies, cyber operations monitoring, security, training, red team, incident response and tailored maturity assessments. Revenue derived from these services is recognized as the services are delivered.

Financing to Date

To date, IronNet has financed its operations primarily through private and public placements of common stock, warrants, redeemable convertible preferred stock and the closing of the Merger.

On August 26, 2021, the Company received $13.3 million held in Legacy LGL’s trust account net of redemptions.

In connection with the execution of the Merger Agreement, a number of purchasers (each, a “Subscriber”) purchased from the Company an aggregate of 12,500,000 shares of Company common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $125.0 million, pursuant to separate subscription agreements entered into effective as of March 15, 2021. Transaction costs associated with the issuance of the PIPE shares were $21.2 million.

During the nine months ended October 31, 2021, IronNet incurred a net loss of $225.8 million, of which $160.1 million related to a non-cash expense related to the modification of Restricted Stock Units, as well as a further non-cash expense to reflect the increase in fair market value in private warrants through the dates they were exercised, and used $59.3 million in cash to fund operations. As of October 31, 2021, IronNet had $73.9 million of cash on hand to continue to fund operations.

IronNet expects its capital and operating expenditures to increase in connection with its ongoing activities, as IronNet:

1.
continues to invest in research and development related to new technologies;
2.
increases its investment in marketing and advertising, as well as the sales and distribution infrastructure for its products and services;
3.
maintains and improves operational, financial, and management information systems;
4.
hires additional personnel;
5.
obtains, maintains, expands, and protects its intellectual property portfolio; and
6.
enhances internal functions to support its operations as a publicly-traded company.

Impact of COVID-19 On Our Business

In December 2019, the first cases of COVID-19 were reported in China. In March 2020, the World Health Organization declared COVID-19 a global pandemic. We operate in geographic locations that have been impacted by COVID-19. The pandemic has impacted, and could further impact, our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, and travel and logistics restrictions. We anticipate governments and businesses will likely take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. We are continuing to actively monitor the impacts and potential impacts of the COVID-19 pandemic on our customers, supply chain, and other integral parts of our operations. As the pandemic continues to varying impacts around the globe, we have noted that it has impacted the timing of certain of our professional services revenues.

We instituted a global work-from-home policy in March 2020 and to date have not experienced significant disruptions as a result. We expect that most of our employees will work from home indefinitely. As part of our shift to remote operations, we terminated several office leases that did not have a material financial impact on us.

In response to the increased economic uncertainties that the impact of the COVID-19 pandemic was expected to have on our business, results of operations, and liquidity and capital resources, we took measures to ensure that we would be able to maintain the continuity of our business operations. For example, in April 2020 we obtained a loan in the amount of $5.6 million from the U.S. Small Business Administration (SBA) under the Paycheck Protection Program (PPP) which was paid in full at the date of the Merger, August 26, 2021.

In addition to receiving a PPP loan under the CARES Act, we also elected to defer our portion of payroll taxes due for the period from March 2020 through December 31, 2020. Of the deferred amounts, one-half will become due on each of December 31, 2021 and 2022.

Key Factors Affecting Performance

New customer acquisition

Our future growth depends in large part on our ability to acquire new customers. If our efforts to attract new customers are not successful, our revenue may decline in the future. Our IronDefense and IronDome platforms are designed to be used in conjunction with point solutions to capture and share critical data and findings to enable our behavioral analytics to identify threats and for defenders to respond more accurately and quickly. IronNet believes that it has significant room to capture additional market share and intends to continue to invest in sales and marketing to engage its prospective customers, increase brand awareness, and drive adoption of its solution.

Customer retention

Our ability to increase revenue depends in large part on our ability to retain existing customers.

Investing in business growth

Since inception, we have invested significantly in the growth of our business. While remaining judicious and targeted in our investments, we intend to continue to invest in our research and development team to lead product improvements, our sales team to broaden our brand awareness and our general and administrative expenses to increase for the foreseeable future given the additional expenses for finance, compliance and investor relations as we grow as a public company. In addition to our internal growth, we may also consider acquisitions of businesses, technologies, and assets that complement and bolster additional capabilities to our product offerings.

Key Business Metrics

We monitor the following key metrics to measure our performance, identify trends, formulate business plans and make strategic decisions.

Recurring Software Customers

We believe that our ability to increase the number of subscription and other recurring contract type customers on our platform is an indicator of our market penetration, the growth of our business, and our potential future business opportunities. We have a history of growing the number of customers who have contracted for our platforms on a recurring basis, which does not include our professional services customers. Our recurring software customers include customers who have a recurring contract for either or both of our IronDefense and IronDome platforms. These platforms are generally sold together, but they also can be purchased on a standalone basis. We have consistently increased the number of such customers period-over-period, and we expect this trend to continue as we increase subscription offerings to small and medium-sized businesses, in addition to increased subscription offerings for our larger enterprise customers. The following table sets forth the number of recurring software customers as of the dates presented:

	October 31,
	2021	2020

Recurring Software Customers	74	25
Year-over-year growth	196%	47%

Annual Recurring Revenue (“ARR”)

ARR is calculated at a particular measurement date as the annualized value of our then existing customer subscription contracts and the portions of other software and product contracts that are to be recognized over the course of the contracts and that are designed to renew, assuming any contract that expires during the 12 months following the measurement date is renewed on its existing terms. The following table sets forth our ARR as of the dates presented:

	October 31,
	2021	2020
	($ in millions)
Annual recurring revenues	$27.5	$21.2
Year-over-year growth	30%	32%

Dollar-based Average Contract Length

Our dollar-based average contract length is calculated from a set of customers against the same metric as of a prior period end. Because many of our customers have similar buying patterns and the average term of our contracts is more than 12 months, this metric provides a means of assessing the degree of built-in revenue repetition that exists across our customer base.

We calculate our dollar-based average contract length as follows:

a.
Numerator: We multiply the average total length of the contracts, measured in years or fractions thereof, by the respective revenue recognized for the nine months ended October 31, 2021 and 2020, as applicable.
b.
Denominator: We use the revenue attributable to software and product customers for the nine months ended October 31, 2021 and 2020 in the numerator. This effectively represents the revenue base that is being generated by those customers.

Dollar-based average contract length is obtained by dividing the Numerator by the Denominator. Our dollar-based average contract length decreased from 3.2 to 2.8 years, or (13)%, for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020. As our revenues and our customer base increases, we expect our average contract length to trend downward over time. Declines in average contract length are not reflective of the average lifetime of a customer.

	October 31,
	2021	2020
	(in years)
Dollar-based average contract length	2.8	3.2

Calculated Billings

Calculated billings is a non-GAAP financial measure that we believe is a key metric to measure our periodic performance. Calculated billings represent our total revenue plus the change in deferred revenue in a period. Calculated billings in any particular period aims to reflect amounts invoiced to customers to access our software-based, cybersecurity analytics products, cloud platform and professional services, together with related support services, for our new and existing customers. We typically invoice our customers on multi-year or annual contracts in advance, either annually or monthly.

Calculated billings decreased $9 million, or 37%, for the nine months ended October 31, 2021 in comparison with the nine months ended October 31, 2020. Calculated billings decreased $4.7 million, or 58%, for the three months ended October 31, 2021 in comparison with the three months ended July 31, 2021. We expect that calculated billings will be affected by timing of entering into agreements with customers and the mix of billings in each reporting period as we typically invoice customers multi-year or annually in advance and, to a lesser extent, monthly in advance.

While we believe that calculated billings may be helpful to investors because it provides insight into the cash that will be generated from sales of our subscriptions, this metric may vary from period-to-period for a number of reasons, and therefore has a number of limitations as a quarter-to-quarter or year-over-year comparative measure. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our metric of calculated billings as a tool for comparison. Because of these and other limitations, you should consider calculated billings along with revenue and our other GAAP financial results.

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated billings:

	Three Months Ended October 31,
	2021	2020	2021 vs 2020
	($ in millions)
Revenue	$6.9	$7.0	(0.1)	(1)%
Add: Total Deferred revenue, end of period	30.1	23.0	7.1	31
Less: Total Deferred revenue, beginning of period	33.6	21.9	11.7	53
Calculated billings	$3.4	$8.1	(4.7)	(58)%

	Nine Months Ended October 31,
	2021	2020	2021 vs 2020
	($ in millions)
Revenue	$19.4	$21.8	(2.4)	(11)%
Add: Total Deferred revenue, end of period	30.1	23.0	7.1	31
Less: Total Deferred revenue, beginning of period	34.0	20.3	13.7	67
Calculated billings	$15.5	$24.5	(9.0)	(37)%

Adjusted Results of Operations

The following table shows our non-GAAP results of operations for the three and nine months ended October 31, 2021 after excluding the impacts of the stock-based compensation expense and the revaluation of the Private Warrants prior to their cashless exercise and transaction costs incurred related to the Merger:

	Three Months Ended October 31,	Nine Months Ended October 31,
	2021	2021
	($ in thousands)
Net loss	$(193,122)	$(225,789)
Stock compensation expense (1)	160,094	160,094
Change in fair value of warrants liabilities	11,302	11,302
Transaction costs expense (2)	1,556	2,328
Non-GAAP Adjusted Net Loss	$(20,170)	$(52,065)
1.
Total stock based compensation of $160.1 million has been recorded within research and development of $20.9 million, sales and marketing of $49.3 million, and general and administrative expense of $89.9 million on the statement of operations
2.
Transaction expenses have been recorded within general and administrative expense on the statement of operations

Components of Our Results of Operations

Revenue

Our revenues are derived from sales of product, subscriptions, subscription-like software products and software support contracts as well as from professional services. Products, subscriptions and support revenues accounted for 89% our revenue in quarter to date 2022, for 85% of our revenue in quarter to date 2021, for 93% of our revenue in year to date 2022 and for 83% of our revenue in year to date 2021. Professional services revenues accounted for 11% of our revenue in quarter to date 2022, for 15% of our revenue in our quarter to date 2021, for 7% of our revenue in year to date 2022 and for 17% of our revenue in year to date 2021.

Our typical customer contracts and subscriptions range from one to five years. We typically invoice customers in advance. We combine intelligence dependent hardware and software licenses as well as subscription-type deliverables with the related threat intelligence and support and maintenance as a single performance obligation, as it delivers the essential functionality of our cybersecurity solution. Most companies also participate in the IronDome collective defense software solution that provides them access to IronNet’s collective defense infrastructure linking participating stakeholders. As a result, we recognize revenue for this single performance obligation ratably over the expected term with the customer. Amounts that have been invoiced are recorded in deferred revenue or they are recorded in revenue if the revenue recognition criteria have been met. Significant judgement is required for the assessment of material rights relating to renewal options associated with our contracts.

Professional services revenues are generally sold separately from our products and include services such as development of national cyber security strategies, cyber operations monitoring, security, training, red team, incident response and tailored maturity assessments. Revenue derived from these services is recognized as the services are delivered.

Cost of Revenue

Cost of product, subscription and support revenue includes expenses related to our hosted security software, employee-related costs of our customer facing support, such as salaries, bonuses and benefits, an allocated portion of administrative costs and the amortization of deferred costs.

Cost of professional services revenue consists primarily of employee-related costs, such as salaries, bonuses and benefits, cost of contractors and an allocated portion of administrative costs.

Gross Profit

Gross profit, calculated as total revenue less total costs of revenue is affected by various factors, including the timing of our acquisition of new customers, renewals from existing customers, the data center and bandwidth costs associated with operating our cloud platform, the extent to which we expand our customer support organization, and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements. Also, we view our professional services in the context of our larger business and as a significant lead generator for future product sales. Because of these factors, our services revenue and gross profit may fluctuate over time.

Operating Expenses

Research and development

Our research and development efforts are aimed at continuing to develop and refine our products, including adding new features and modules, increasing their functionality, and enhancing the usability of our platform. Research and development costs primarily include personnel-related costs and acquired software costs. Research and development costs are expensed as incurred.

Sales and marketing

Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses and benefits for our sales and marketing employees, sales commissions that are recognized as expenses over the period of benefit, marketing programs, travel and entertainment expenses, and allocated overhead costs. We capitalize our sales commissions and recognize them as expenses over the estimated period of benefit.

We intend to continue to make significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market and expand our global customer base. In particular, we will continue to invest in growing and training our sales force, broadening our brand awareness and expanding and deepening our channel partner relationships. We expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

General and administrative

General and administrative costs include salaries, stock-based compensation expenses, and benefits for personnel involved in our executive, finance, legal, people and culture, and administrative functions, as well as third-party professional services and fees, and overhead expenses.

We expect that general and administrative expenses will increase in absolute dollars as we hire additional personnel and enhance our systems, processes, and controls to support the growth in our business as well as our increased compliance and reporting requirements as a public company.

Other income (expense), net

Other income (expense), net consists primarily of interest income, interest expense, and foreign currency exchange gains and losses.

Change in fair value of warrants liabilities

This line item consists of non-cash expense that was recognized due to the change in fair value of warrants liabilities.

Provision for income taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes and withholding taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets.

Results of Operations

Comparison of Quarter to Date 2022 and Quarter to Date 2021

The following tables set forth our consolidated statement of operations in dollar amounts and as a percentage of total revenue for each period presented:

	Three Months Ended October 31,
	2021	2020	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$6,132	$5,958	$174	3%
Professional services revenue	781	1,055	(274)	(26)%
Total revenue	6,913	7,013	(100)	(1)%
Cost of product, subscription and support revenue	2,082	1,252	830	66%
Cost of professional services revenue	286	817	(531)	(65)%
Total cost of revenue	2,368	2,069	299	14%
Gross profit	4,545	4,944	(399)	(8)%
Operating expenses
Research and development	28,144	5,687	22,457	395%
Sales and marketing	57,196	7,155	50,041	699%
General and administrative	100,267	4,715	95,552	2,027%
Total operating expenses	185,607	17,557	168,050	957%
Operating loss	(181,062)	(12,613)	(168,449)	1,336%
Other (expense) income, net	(724)	178	(902)	(507)%
Change in fair value of warrants liabilities	(11,302)	-	(11,302)	100%
Loss before income taxes	(193,088)	(12,435)	(180,653)	1,453%
Benefit (provision) for income taxes	(34)	(19)	(15)	79%
Net loss	$(193,122)	$(12,454)	$(180,668)	1,451%

Revenue

Total revenue decreased by $0.1 million or (1)% in quarter to date 2022 compared to quarter to date 2021.

Product, subscription and support revenue increased by $0.2 million or 3% primarily due to the Company’s transition from contracts that had material non-recurring elements which would not renew in full to contract forms that were designed to fully renew.

Professional services revenue decreased $0.3 million or (26)% in quarter to date 2022 compared to quarter to date 2021, primarily due to the completion of a key Enterprise engagement in quarter to date 2021. Professional services accounted for 11% of our total revenue in quarter to date 2022 and for 15% of our total revenue in quarter to date 2021.

Cost of revenue

Total cost of revenue increased by $0.3 million or 14%, in quarter to date 2022, compared to quarter to date 2021. Cost of product, subscription and support revenue increased by $0.8 million or 66%, in quarter to date 2022, compared to quarter to date 2021. The increase was due primarily to an increase in customer cloud costs with business scale and a $0.2 million amortization catch-up for deployed sensors during quarter to date 2022 compared to quarter to date 2021.

Cost of professional service cost of revenue decreased by $0.5 million when comparing quarter to date 2022 and quarter to date 2021, aligned to changes in professional services revenue.

Gross Profit and Gross Margin

Mix changes in cost of revenue resulted in a decrease in software gross margin to 66% in quarter to date 2022 compared to 79% in quarter to date 2021, and an increase in professional services gross margin to 63% in quarter to date 2022 compared to 23% in quarter to date 2021. Quarter to date 2022 margin was lower due to amortization catch-up of $0.2 million that was not realized in the first half of fiscal 2022. In quarter to date 2021 we also onboarded several significant revenue customers which had not yet ramped their full cloud costs in the period and finalized the delivery of a key significant service contract in EMEA. This had materially increased margins in the comparable quarter last year. Professional services margin will continue to be volatile contract to contract as we scale the business.

We expect that gross margins for the rest of fiscal 2022 will improve slightly. Margins may remain volatile compared to fiscal 2021 due to the continuing presence of large contracts in our revenue mix.

The following tables show gross profit and gross margin, respectively, for software products and support revenue and professional services revenue for quarter to date 2022 as compared to quarter to date 2021.

	Three Months Ended October 31,
	2021	2020	Change $	Change %
	($ in millions)
Product, subscription and support gross profit	$4.0	$4.7	$(0.7)	(15)%
Professional services gross profit	0.5	0.2	0.3	150%
Total gross profit	$4.5	$4.9	$(0.4)	(8)%

	2021	2020	Change
Product, subscription and support margin	66.0%	79.0%	(13.0)%
Professional services margin	63.4%	22.6%	40.8%
Total gross margin	65.7%	70.5%	(4.8)%

Operating expenses

Research and development

Research and development expenses increased by $22.5 million or 395%, in quarter to date 2022, compared to quarter to date 2021 primarily due to non-cash stock compensation expenses ($20.9 million) triggered by the modification of the restricted stock units and ramping resources to support product development. At 407% of total revenues in quarter to date 2022 compared to 81% in quarter to date 2021, we expect that our overall R&D expenditure rate as a percentage of revenues will decline in the future.

Sales and marketing

Sales and marketing cost increased by $50.0 million or 699% in quarter to date 2022, compared to quarter to date 2021, primarily due to non-cash stock compensation ($49.3 million) triggered by the modification of the restricted stock units and ramped sales and marketing personnel in quarter to date 2022. At 827% of revenues in quarter to date 2022 compared to 102% in quarter to date 2021, we expect that our overall sales and marketing expenditure rates as a percentage of revenues will decline in the future.

General and administrative

General and administrative costs increased by $95.6 million or 2027% when comparing quarter to date 2022 to quarter to date 2021, primarily due to non-cash stock compensation ($89.9 million) triggered by the modification of the restricted stock units and costs related to being public. Quarter to date 2022 general and administrative expenses were at 1450% of total revenues compared to 67% in quarter to date 2021.We expect that our overall general and administrative expenditure rates as a percentage of revenues will decline in the future.

Other (expense) income, net

The net fluctuation of $0.9 million in Other (expense) income is largely the result of interest expense of $0.7 million related to the PPP loan and SVB Bridge loan. These debts and the interest were paid off at the date of the Merger.

Change in fair value of warrants liabilities

$11.3 million of non-cash expense was recognized due to the change in fair value of warrants liabilities.

Provision for income taxes

The change in provision for income taxes was immaterial to the results of operations primarily due to our continued net loss position, the accumulation of net loss carryforwards, and offsetting valuation allowance.

Comparison of Year to Date 2022 and Year to Date 2021

The following tables set forth our consolidated statements of operations in dollar amounts and as a percentage of total revenue for each period presented:

	Nine Months Ended October 31,
	2021	2020	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$18,038	$18,047	$(9)	(0)%
Professional services revenue	1,327	3,779	(2,452)	(65)%
Total revenue	19,365	21,826	(2,461)	(11)%
Cost of product, subscription and support revenue	5,505	3,534	1,971	56%
Cost of professional services revenue	617	1,596	(979)	(61)%
Total cost of revenue	6,122	5,130	992	19%
Gross profit	13,243	16,696	(3,453)	(21)%
Operating expenses
Research and development	42,606	19,965	22,641	113%
Sales and marketing	72,046	23,265	48,781	210%
General and administrative	111,952	16,690	95,262	571%
Total operating expenses	226,604	59,920	166,684	278%
Operating loss	(213,361)	(43,224)	(170,137)	394%
Other (expense) income, net	(1,070)	125	(1,195)	(956)%
Change in fair value of warrants liabilities	(11,302)	—	(11,302)	100%
Loss before income taxes	(225,733)	(43,099)	(182,634)	424%
Benefit (provision) for income taxes	(56)	(58)	2	(3)%
Net loss	$(225,789)	$(43,157)	$(182,632)	423%

Revenue

Total revenue decreased by $2.5 million or (11)% in year to date 2022 compared to year to date 2021.

Product, subscription and support revenue decreased slightly by $0.01 million primarily due to the net effect of the Company’s transition from contracts that had material non-recurring elements which would not renew in full, replaced by revenues from contract forms that were designed to fully renew with legacy customers and signing new customers.

Professional services revenue decreased $2.5 million or (65)% in year to date 2022 compared to year to date 2021, primarily due to the completion of a national cybersecurity strategy engagement in EMEA, a key Enterprise engagement, in fiscal 2021 and delays in professional services contract starts in year to date 2022 due to COVID-19. Professional services accounted for 7% of our total revenue in year to date 2022 and for 17% of our total revenue in year to date 2021.

Cost of revenue

Total cost of revenue increased by $1 million or 19%, in year to date 2022, compared to year to date 2021. Cost of product, subscription and support revenue increased by $2 million or 56%, in year to date 2022, compared to year to date 2021. The increase was due primarily to an increase in customer counts and related cloud hosting costs during year to date 2022 compared to year to date 2021.

Cost of professional service revenue decreased by $1 million or (61)% in year to date 2022, compared to year to date 2021. The decrease in cost of service revenue was primarily due to a decrease in overall professional services activity in year to date 2022 compared to year to date 2021.

Gross Profit and Gross Margin

Mix changes in cost of revenue resulted in a decrease in software gross margin to 70% in year to date 2022 compared to 80% in year to date 2021, and a decrease in professional services gross margin to 54% in year to date 2022 compared to 58% in year to date 2021. In year to date 2021 we onboarded several significant revenue customers which had not yet ramped their full cloud costs in period and finalized delivery of key significant service contract in EMEA. This had materially increased margin in the comparable period last year. Professional services margin will continue to be volatile contract to contract as we scale the business.

We expect that gross margins for the rest of fiscal 2022 will improve. Margins may remain volatile compared to fiscal 2021 due to the continuing presence of large contracts in our revenue mix.

The following tables show gross profit and gross margin, respectively, for software products and support revenue and professional services revenue for year to date 2022 as compared to year to date 2021.

	Nine Months Ended October 31,
	2021	2020	Change $	Change %
	($ in thousands)
Product, subscription and support gross profit	$12.5	$14.5	$(2.0)	(14)%
Professional services profit	0.7	2.2	(1.5)	(68)%
Total gross profit	$13.2	$16.7	$(3.5)	(21)%

	2021	2020	Change
Product, subscription and support margin	69.5%	80.4%	(10.9)%
Professional services margin	53.5%	57.8%	(4.3)%
Total gross margin	68.4%	76.5%	(8.1)%

Operating expenses

Research and development

Research and development expenses increased by $22.6 million or 113%, in year to date 2022, compared to year to date 2021 primarily due to non-cash stock compensation expenses ($20.9 million) triggered by the modification of the restricted stock units and the ramping external costs to support product development. At 220% of total revenues in year to date 2022 compared to 91% in year to date 2021, we expect that our overall R&D expenditure rate as a percentage of revenues will decline in the future.

Sales and marketing

Sales and marketing cost increased by $48.8 million or 210% in year to date 2022, compared to year to date 2021, primarily due to non-cash stock compensation expense ($49.3 million) triggered by the modification of the restricted stock units. At 372% of total revenues in year to date 2022 compared to 107% in year to date 2021, we expect that our overall sales and marketing expenditure rates as a percentage of revenues will decline in the future.

General and administrative

General and administrative costs increased by $95.3 million when comparing year to date 2022 to year to date 2021, primarily due to stock compensation expense ($89.9 million) triggered by the modification of the restricted stock units and costs related to being public. Year to date 2022 general and administrative expenses were at 578% of total revenues compared to 76% in year to date 2021. We expect that our overall general and administrative expenditure rates as a percentage of revenues will decline in the future.

Other (expense) income, net

The net fluctuation of $1.2 million in Other (expense) income is largely the result of interest expense of $1.1 million related to the PPP loan and SVB Bridge loan. These debts and the interest were paid off at the date of the Merger.

Change in fair value of warrants liabilities

$11.3 million of non-cash expense was recognized due to the change in fair value of warrants liabilities.

Provision for income taxes

The change in provision for income taxes was immaterial to the results of operations primarily due to our continued net loss position, the accumulation of net loss carryforwards, and offsetting valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and negative cash flows from operations since Legacy IronNet’s inception. Through October 31, 2021, we have funded our operations with proceeds from sales of IronNet common stock and redeemable convertible preferred stock, proceeds related to public trust shares as part of the recapitalization, proceeds from PIPE shares, loans, and receipts from sales of our products and services to customers in the ordinary course of business and proceeds from the Reverse Recapitalization. As of October 31, 2021, the Company had cash and cash equivalents of $73.9 million.

At the effective date of the Merger, the Company repaid the outstanding principal and interests related to the PPP loan and SVB Bridge Loan.

Long- Term Liquidity Requirements

Based on our growth plan, the Company believes that its cash on hand and collectable receivables, together with cash generated from sales of our products and services will satisfy its working capital and capital requirements for at least the next twelve months.

Our future capital requirements will depend on many factors, including, but not limited to the rate of our growth, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected.

Cash Flows

For Year to Date 2022 and Year to Date 2021

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(59,095)	$(39,897)
Net cash (used in) provided by investing activities	$(2,156)	$1,057
Net cash provided by financing activities	$103,381	$49,707

Operating Activities

Net cash used in operating activities during year to date 2022 was $(59.1 million), which resulted from a net loss of $(225.8 million), primarily driven by the modification of the restricted stock units awards of $160.1 million and related non-cash expenses. There was also an increase in the fair value of warrants liabilities of $11.3 million and an increase in accrued expenses. This was offset by a decrease in deferred revenue of $3.9 million and a decrease in prepaid expenses and other current assets of $3.2 million.

Net cash used in operating activities during year to date 2021 was $(39.9 million), which resulted from a net loss of $(43.2 million) adjusted for noncash charges of $1.3 million. Non-cash charges primarily consisted of $0.9 million of depreciation and amortization expense. Cash used in operating activities during year to date 2021 benefited from the change in deferred revenue of $2.7 million, offset by a change in accounts receivable of $(1.0 million).

The overall increase in net cash used in operating activities by the Company in 2022 compared to 2021 was driven by an increase in cash operating expenses of approximately $6.6 million, primarily due to one-time expenses of preparing for and completing the Merger as well as the new recurring costs of operating as a public company, decreases in services revenue and increases in cost of sales totaling approximately $3.4 million as more customers analytics came more fully online, and, on the balance sheet, primarily a reduction in deferred revenue of $6.6 million attributable to higher than usual, multi-year cash prepayments received in 2021 compared to the current year .

Investing Activities

Net cash used in investing activities during year to date 2022 of $(2.2 million) was primarily due to $(2.1 million) in purchases of property and equipment.

Net cash provided by investing activities during year to date 2021 of $1.1 million was primarily due to net proceeds from sales and maturities of investments of $1.4 million offset by $(0.4 million) in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $103.4 million during year to date 2022 was primarily due to gross proceeds from the Merger recapitalization of $13.3 million and issuance of PIPE Shares of $125.0 million and borrowing related to the SVB Bridge loan for $15.0 million, offset by payment of PPP loan and SVB Bridge loan of $5.6 million.

Net cash provided by financing activities of $49.7 million during year to date 2021 was primarily due to net proceeds from our issuance of common stock of $44.1 million and the net proceeds from the PPP loan of $5.6 million. The PPP loan was fully paid on August 26, 2021 as part of the Merger.

Contractual obligations

Our principal commitments consist of lease obligations for office space. For more information regarding our lease obligations, see Note 7,Commitments and Contingencies to the interim condensed consolidated financial statements.

During year to date 2022 and in future years, we have made and expect to continue to make additional investments in our product, scale our operations, and continue to enhance our security measures. We will continue to expand the use of software systems to scale with our overall growth.

Off-Balance sheet arrangements

As of October 31, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

The critical accounting policies, assumptions and judgements that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

Our revenues are derived from sales of software, subscriptions, support and maintenance, and other services. The Company satisfies performance obligations to recognize revenue for a single performance obligation ratably over the expected term with the customer.

Revenue is recognized when all of the following criteria are met:

1.
Identification of the contract, or contracts, with a customer—A contract with a customer to account for exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which we will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.
2.
Identification of the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.
3.
Determination of the transaction price—The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer.
4.
Allocation of the transaction price to the performance obligations in the contract—We allocate the transaction price to each performance obligation based on the amount of consideration expected to be received in exchange for transferring goods and services to the customer. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation on a relative standalone selling price based on the observable selling price of our products and services.
5.
Recognition of revenue when, or as, we satisfy performance obligations—We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Costs to Obtain or Fulfill a Contract

We capitalize incremental costs of obtaining a non-cancelable subscription and support revenue contract and on professional services revenue as contract acquisition costs. The capitalized amounts consist primarily of sales commissions paid to our direct sales force. The capitalized amounts are recoverable through future revenue streams under all non-cancelable customer contracts. Amortization of capitalized costs, which occurs on a straight line basis, is included in sales and marketing expense in the accompanying consolidated statements of operations. Contract fulfillment costs include appliance hardware and installation costs that are essential in providing the future benefit of the solution, which are also capitalized. We amortize our contract fulfillment costs ratably over the contract term in a manner consistent with the related revenue recognition on that contract and are included in cost of revenue.

Stock-based Compensation

Stock compensation expense for ISOs is recognized on a straight line basis and with a provision for forfeitures matched to historical experience for matured grant cohorts. Stock compensation expense for RSUs is recognized on a graded basis matched to the length and vesting tranches for each grant. In the event that a RSU grant holder is terminated before the award is fully vested, the full amount of the unvested portion of the award will be recognized as a forfeiture in the period of termination.

We use the Black-Scholes pricing model to estimate the fair value of options on the date of grant. On August 26, 2021, the Board authorized that the Liquidity Event Satisfaction for the restricted stock units will be deemed to have been met as a result of the merger and shares of common stock subject to the awards will be delivered, in accordance with the terms of the Restricted Stock Unit Agreement. As a consequence, the Company recognized a non cash expense in the fiscal third quarter 2022 in an amount of $160.1 million related to 16,634,972 outstanding RSUs, 8,204,455 remain unvested as of October 31, 2021.

The use of a valuation model requires management to make certain assumptions with respect to selected model inputs. We grant stock options at exercise prices determined equal to the fair value of common stock on the date of the grant. The fair value of our common stock at each measurement date is based on a number of factors, including the results of third-party valuations, our historical financial performance, and observable arms-length sales of our capital stock including convertible preferred stock, and the prospects of a liquidity event, among other inputs. We estimate an expected forfeiture rate for stock options, which is factored into the determination of stock-based compensation expense. The volatility assumption is based on the historical and implied volatility of our peer group with similar business models. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The dividend yield percentage is zero because we do not currently pay dividends nor do we intend to do so in the future.

These estimates involve inherent uncertainties and the use of different assumptions may have resulted in stock-based compensation expense that was different from the amounts recorded.

Recently Issued Accounting Standards

Refer to Note 1 of the notes to our unaudited consolidated financial statements included in this Form 10-Q for our assessment of recently issued and adopted accounting standards.

Commitments and Contingencies

Refer to Note 7 of the notes to our unaudited consolidated financial statements included in this Form 10-Q, Commitments and contingencies

Emerging Growth Company (“EGC”) Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of our business.

Foreign Currency Risk

The significant majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Singapore Dollar, British Pound, Japanese Yen and Australian Dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for year to date 2022 or fiscal year 2021. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 4. Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended October 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2021 because of material weaknesses in our internal control over financial reporting described below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to determine its interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this report fairly state the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

1.
We did not have a sufficient number of personnel with an appropriate degree of accounting and internal controls knowledge, experience, and training to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements, which resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives. This material weakness contributed to the following additional material weaknesses:

2.
We did not design and maintain effective controls over the review of journal entries and account reconciliations. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system, and (ii) prepare and review account reconciliations.
3.
We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls for the financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) appropriate user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate personnel; (iii) computer operations controls to ensure data backups are authorized and restorations monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These material weaknesses did not result in a material misstatement to the consolidated financial statements. However, these material weaknesses could result in a misstatement of substantially all accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

We have committed significant effort and resources to the remediation and improvement of our internal control over financial reporting. These remediation measures are ongoing and include the following:

1.
we hired and continued to hire additional accounting and finance resources with public company experience, in addition to utilizing third-party consultants and specialists, to supplement our internal resources;
2.
we are revising account reconciliation controls within all business processes to require proper segregation of duties of preparer and reviewer utilizing the additional personnel mentioned above.
3.
we are implementing comprehensive access control protocols to implement restrictions on user and privileged access to certain applications and establishing additional controls over the preparation and review of journal entries,
4.
we are redesigning and strengthening financial system and application change management controls as well as data backup and restoration controls.

The elements of our remediation plan can only be accomplished over time and are subject to continued review, implementation and testing by management, as well as oversight by the audit committee of our board of directors, to determine that it is achieving its objectives. We are in the process of designing and implementing a variety of steps to remediate these weaknesses. The material weaknesses will not be considered remediated until our remediation plan has been fully designed and implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in our final prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, or the Securities Act, on September 30, 2021. A summary of these risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•	We have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.

•	We have a history of losses and we may not be able to achieve or sustain profitability in the future.

•

If organizations do not adopt cloud-enabled, and/or SaaS-delivered cybersecurity solutions that may be based on new and untested security concepts, our ability to grow our business and results of operations may be adversely affected.

•

Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities and loss of market share.

•

If our solutions fail or are perceived to fail to detect or prevent incidents or have or are perceived to have defects, errors, or vulnerabilities, our brand and reputation would be harmed, which would adversely affect our ability to maintain and grow our business and our results of operations.

•

We rely on third-party data centers and our own colocation data centers to host and operate our platform, and any disruption of or interference with its use of these facilities may negatively affect our ability to maintain the performance and reliability of our platform, which could cause our business to suffer.

•

Our future success will be substantially dependent on our ability to attract, retain, and motivate the members of our management team and other key employees throughout our organization, and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

•

If we are unable to maintain successful relationships with our distribution partners, or if our distribution partners fail to perform, our ability to market, sell and distribute our platform and solutions efficiently will be limited, and our business, financial position and results of operations will be harmed.

•

Our business depends, in part, on sales to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse effect on our business and results of operations.

•	The success of our business will depend in part on our ability to protect and enforce our intellectual property rights.

•

We subject to laws and regulations, including governmental export and import controls, sanctions, and anti-corruption laws, that could impair our ability to compete in our markets and subject us to liability if we are not in full compliance with applicable laws.

•

Our management has identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

There have been no material changes to the risk factors set forth in the Final Prospectus filed with the SEC on September 30, 2021, which are incorporated herein by reference. However, the risk factors described in this report and in the Final Prospectus are not the only risks that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects and cause the trading price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number
2.1	Agreement and Plan of Reorganization and Merger, dated March 15, 2021.	S-4/A	333-256129	2.1	6-Aug-21
2.2	Amendment No. 1 to Agreement and Plan of Reorganization and Merger, dated August 6, 2021.	S-4/A	333-256129	2.2	6-Aug-21
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39125	3.1	1-Sep-21
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39125	3.2	1-Sep-21
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONNET, INC.

Date:	December 15, 2021	By:	/s/ James C. Gerber
James C. Gerber
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)