Form 10-Q/A
period 2021-10-31
IronNet, Inc.
filed 2022-05-02
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39125

IronNet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4599446
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

7900 Tysons One Place, Suite 400
McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (443) 300-6761

(Former Name or Former Address, if Changed Since Last Report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IRNT	The New York Stock Exchange
Warrants to purchase common stock	IRNT.WS	The New York Stock Exchange

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

EXPLANATORY NOTE

IronNet, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2021 (the “Original Form 10-Q”). The purpose of this Amendment No. 1 is to restate the previously issued unaudited condensed consolidated financial statements and related disclosures as of October 31, 2021 and for the three and nine months then ended contained in the Original Form 10-Q (the “Restatement”). See Note 2, “Restatement of Condensed Consolidated Financial Statements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q/A for additional information. On April 25, 2022, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Original Form 10-Q should not be relied upon.

Restatement Background

On April 22, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company determined, based on the analysis and recommendation of management, that the Company’s unaudited consolidated financial statements and related disclosures included in the Form 10-Q should no longer be relied upon due to an error. The error was the result of the Company not appropriately applying modification accounting to stock-based compensation awards that were issued and outstanding as of August 26, 2021, the closing date of the merger between the Company and IronNet Cybersecurity, Inc. (“Legacy IronNet”). This overstatement relates to stock-based compensation expense for certain of the Company’s outstanding restricted stock units (“RSUs”) granted pursuant to Legacy IronNet’s 2014 Stock Incentive Plan.

When calculating the additional stock-based compensation cost to recognize for modified unvested awards for the three months ended October 31, 2021, the Company considered requisite service rendered by the employee to start from the original vesting commencement date of the award. Upon further evaluation, the Company determined that the correct expense recognition applicable under Accounting Standards Codification Topic 718, Stock Compensation for a Type III (improbable-to-probable) modification requires the use of a method that utilizes the date of modification (August 26, 2021) as the beginning of the requisite service period for unvested portions of the awards outstanding, rather than the original vesting commencement date of the award. The impact of correcting the requisite service period start date is to shift the recognition of stock-based compensation expense to later periods.

In connection with the restatement, the Company has also corrected previously identified immaterial errors. Refer to Note 2, “Restatement of Condensed Consolidated Financial Statements” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q/A for additional information.

A summary of the accounting impacts of these errors to the Company’s unaudited condensed consolidated financial statements and related disclosures as of October 31, 2021 and for the three and nine months then ended is provided in Note 2, “Restatement of Condensed Consolidated Financial Statements,” of Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q/A.

In connection with the restatement, the Company’s management determined that an additional material weakness existed in the Company’s internal control over financial reporting. See additional discussion included in Part I, Item 4 of this Amended Report.

Items Amended in this Amendment No. 1

The Company is filing this Amendment No. 1 to amend and restate the Original Form 10-Q with modification as necessary to reflect the Restatement. The following items have been amended to reflect the Restatement:

•Part I, Item 1, Financial Statements;

•Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations; and

•Part I, Item 4, Controls and Procedures.

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its Principal Executive Officer and Principal Financial Officer.

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment No. 1 does not reflect events occurring subsequent to the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the Restatement.

IronNet, Inc.

Table of Contents

FORM 10‑Q/A

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IronNet, Inc.

Condensed Consolidated Balance Sheets

($ in thousands, except share and per share data)

(unaudited)

	October 31,	January 31,
	2021	2021
	(As Restated)
Assets
Current assets
Cash and cash equivalents	$73,891	$31,543
Accounts receivable	4,675	1,643
Unbilled receivable	5,064	1,425
Related party receivables and loan receivables	4,092	3,599
Account and loan receivables	13,831	6,667
Inventory	2,672	2,180
Deferred costs	2,416	2,068
Prepaid warranty	814	1,037
Prepaid expenses and other current assets	4,254	2,172
Total current assets	$97,878	$45,667
Deferred costs	1,320	2,056
Property and equipment, net	5,596	2,792
Prepaid warranty	897	878
Deposits and other assets	490	298
Total assets	$106,181	$51,691
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,380	$1,922
Accrued expenses	6,196	2,591
Deferred revenue	16,379	12,481
Deferred rent	154	134
Short-term PPP loan	—	3,487
Income tax payable	135	88
Other current liabilities	689	689
Total current liabilities	27,933	21,392
Deferred rent	808	928
Deferred revenue	17,910	21,563
Warrants	43	—
Long-term PPP loan	—	2,093
Other long-term liabilities payable	689	689
Total liabilities	$47,383	$46,665
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 500,000,000 shares authorized; 88,718,630 and 65,353,098 shares issued and outstanding at October 31, 2021 and January 31, 2021, respectively	9	7
Additional paid-in capital	429,176	180,853
Accumulated other comprehensive (loss) income	268	40
Accumulated deficit	(370,655)	(175,039)
Subscription notes receivable	—	(835)
Total stockholders’ equity	58,798	5,026
Total liabilities and stockholders' equity	$106,181	$51,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Operations

($ in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(As Restated)		(As Restated)
Product, subscription and support revenue	$6,132	$5,958	$18,038	$18,047
Professional services revenue	781	1,055	1,327	3,779
Total revenue	6,913	7,013	19,365	21,826
Cost of product, subscription and support revenue	2,082	1,252	5,505	3,534
Cost of professional services revenue	286	817	617	1,596
Total cost of revenue	2,368	2,069	6,122	5,130
Gross profit	4,545	4,944	13,243	16,696
Operating expenses
Research and development	24,455	5,687	38,917	19,965
Sales and marketing	51,244	7,155	66,095	23,265
General and administrative	79,735	4,715	91,419	16,690
Total operating expenses	155,434	17,557	196,431	59,920
Operating loss	(150,889)	(12,613)	(183,188)	(43,224)
Other (expense) income, net	(724)	178	(1,070)	125
Change in fair value of warrants liabilities	(11,302)	-	(11,302)	-
Loss before income taxes	(162,915)	(12,435)	(195,560)	(43,099)
Benefit (provision) for income taxes	(34)	(19)	(56)	(58)
Net loss	$(162,949)	$(12,454)	$(195,616)	$(43,157)
Basic and diluted net loss per common share	(1.87)	(0.19)	(2.64)	(0.67)
Weighted average shares outstanding, basic and diluted	87,178,432	65,067,942	74,001,217	64,064,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Comprehensive Loss

($ in thousands) (unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(As Restated)		(As Restated)
Net loss	$(162,949)	$(12,454)	$(195,616)	$(43,157)
Change in net unrealized gains (losses) on available for sale investments, net of tax	—	(397)	—	(398)
Foreign currency translations adjustment, net of tax	303	(54)	228	(4)
Comprehensive loss	$(162,646)	$(12,905)	$(195,388)	$(43,559)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended October 31, 2021 and 2020

($ in thousands, number of preferred stock and common stock in thousands)

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Class B Common Stock			Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Subscription Notes Receivables	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 31, 2021	-	$-	-	$-	66,934	$7		-	$-	$180,853	$(175,039)	$40	$(835)	$5,026
Issuance of common stock	-	-	-	-	598	-		-	-	305	-	-	-	305
Merger recapitalization (Note 3)	-	-	-	-	4,555	1		-	-	(12,027)	-	-	-	(12,026)
PIPE Shares	-	-	-	-	12,500	1		-	-	109,857	-	-	-	109,858
Issuance of common stock related to Public Warrants	-	-	-	-	29	-		-	-	330	-	-	-	330
Issuance of common stock related to Private Warrants	-	-	-	-	3,188	-		-	-	21,492	-	-	-	21,492
Issuance of earnout	-	-	-	-	1,078	-		-	-	-	-	-	-	-
Interest earned on subscription notes receivable	-	-	-	-	-	-		-	-	8	-	-	(8)	-
Settlement of related party loan receivable for common shares	-	-	-	-	(108)	-		-	-	(1,075)	-	-	-	(1,075)
Payment of note receivable and settlement of note receivables for common shares	-	-	-	-	(55)	-		-	-	(550)	-	-	843	293
Stock-based compensation (As Restated)	-	-	-	-	-	-		-	-	129,983	-	-	-	129,983
Net loss (As Restated)	-	-	-	-	-	-		-	-	-	(195,616)	-	-	(195,616)
Foreign currency translation adjustment, net of tax of $0	-	-	-	-	-	-		-	-	-	-	228	-	228
Balance at October 31, 2021 (As Restated)	-	$-	-	$-	88,719	$9		-	$-	$429,176	$(370,655)	$268	$-	$58,798

Balance at January 31, 2020, as previously reported	794	$32,500	1,217	$88,711	36,138	$4		17,607	$2	$2,041	$(119,666)	$394	$(900)	$(118,125)
Retroactive application of recapitalization (1)	(794)	(32,500)	(1,217)	(88,711)	23,984	2		(17,607)	(2)	121,194	-	-	-	121,194
Adjusted Balance at January 31, 2020	-	$-	-	$-	60,122	$6		-	$-	$123,235	$(119,666)	$394	$(900)	$3,069
Issuance of common stock	-	-	-	-	5,231	1		-	-	44,079	-	-	-	44,080
Interest earned on subscription notes receivable	-	-	-	-	-	-		-	-	12	-	-	(12)	-
Payments on subscription notes receivable	-	-	-	-	-	-		-	-	-	-	-	47	47
Stock-based compensation	-	-	-	-	-	-		-	-	27	-	-	-	27
Unrealized loss on investments	-	-	-	-	-	-		-	-	-		(398)	-	(398)
Net loss	-	-	-	-	-	-		-	-	-	(43,157)	-	-	(43,157)
Foreign currency translation adjustment, net of tax of $0	-	-	-	-	-	-		-	-	-	-	(4)	-	(4)
Balance at October 31, 2020	-	$-	-	$-	65,353	$7	-	-	$-	$167,353	$(162,823)	$(8)	$(865)	$3,664

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

IronNet, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended October 31, 2021 and 2020

($ in thousands, number of common stock in thousands)

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Class B Common Stock			Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Subscription Notes Receivables	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at July 31, 2021	-	$-	-	$-	67,502	$7		-	$-	$181,181	$(207,706)	$(35)	$(548)	$(27,101)
Issuance of common stock	-	-	-	-	30	-		-	-	10	-	-	-	10
Merger recapitalization (Note 3)	-	-	-	-	4,555	1		-	-	(12,027)	-	-	-	(12,026)
PIPE Shares	-	-	-	-	12,500	1		-	-	109,857	-	-	-	109,858
Issuance of common stock related to Public Warrants	-	-	-	-	29	-		-	-	330	-	-	-	330
Issuance of common stock related to Private Warrants	-	-	-	-	3,188	-		-	-	21,492	-	-	-	21,492
Issuance of earnout	-	-	-	-	1,078	-				-	-	-	-	-
Interest earned on subscription notes receivable	-	-	-	-	-	-		-	-	2	-	-	(2)	-
Settlement of related party loan receivable for common shares	-	-	-	-	(108)	-				(1,075)	-	-		(1,075)
Settlement of note receivables for common shares	-	-	-	-	(55)	-		-	-	(550)	-	-	550	-
Stock-based compensation (As Restated)	-	-	-	-	-	-		-	-	129,956	-	-	-	129,956
Net loss (As Restated)	-	-	-	-	-	-		-	-	-	(162,949)	-	-	(162,949)
Foreign currency translation adjustment, net of tax of $0	-	-	-	-	-	-		-	-	-	-	303	-	303
Balance at October 31, 2021 (As Restated)	-	$-	-	$-	88,719	$9		-	$-	$429,176	$(370,655)	$268	$-	$58,798

Balance at July 31, 2020	-	$-	-	$-	64,818	$6	-	-	$-	$164,929	$(150,369)	$443	$(905)	$14,104
Issuance of common stock	-	-	-	-	535	1		-	-	2,449	-	-	-	2,450
Interest earned on subscription notes receivable	-	-	-	-	-	-		-	-	4	-	-	(4)	-
Payments on subscription notes receivable	-	-	-	-	-	-		-	-	-	-	-	44	44
Stock-based compensation	-	-	-	-	-	-		-	-	(29)	-	-	-	(29)
Unrealized loss on investments	-	-	-	-	-	-		-	-	-	-	(397)	-	(397)
Net loss	-	-	-	-	-	-		-	-	-	(12,454)	-	-	(12,454)
Foreign currency translation adjustment, net of tax of $0	-	-	-	-	-	-		-	-	-	-	(54)	-	(54)
Balance at October 31, 2020	-	$-	-	$-	65,353	$7		-	$-	$167,353	$(162,823)	$(8)	$(865)	$3,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Cash Flows

($ in thousands) (unaudited)

	Nine Months Ended October 31,
	2021	2020
	(As Restated)
Cash flows from operating activities
Net loss	$(195,616)	$(43,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	659	935
Loss (Gain) on sale of fixed assets	(1)	220
Bad debt expense	—	33
Employee stock based compensation	129,983	27
Non-cash interest expense	1,061	97
Change in fair value of warrants liabilities	11,302	—
Non-cash interest income on amounts due from stockholder	(8)	(12)
Changes in operating assets and liabilities:
Accounts receivable	(7,163)	(962)
Deferred costs	388	(982)
Inventories	(492)	(494)
Prepaid expenses and other current assets	(3,157)	(71)
Deposits and other assets	(194)	75
Prepaid warranty	205	157
Accounts payable	1,151	(976)
Accrued expenses	2,552	1,388
Income tax payable	47	58
Deferred rent	(100)	(131)
Deferred revenue	245	2,689
Warrants	43	—
Other long-term liabilities payable	0	1,209
Net cash used in operating activities	(59,095)	(39,897)
Cash flows from investing activities
Purchases of property and equipment	(2,385)	(425)
Proceeds from the sale of fixed assets	228	81
Sales of investments	—	647
Proceeds from the maturity of investments	—	754
Net cash (used in) provided by investing activities	(2,156)	1,057
Cash flows from financing activities
Proceeds from issuance of common stock	634	44,080
Proceeds from borrowing SVB Bridge loan	15,000	—
Proceeds from borrowing PPP loan	—	5,580
Payment of loan - SVB bridge	(15,000)	—
Payment of PPP loan	(5,580)	—
Merger recapitalization	4,214	—
Proceeds from PIPE shares	125,000	—
Payment of transaction costs	(21,179)	—
Proceeds from stock subscriptions	292	47
Net cash provided by financing activities	103,381	49,707
Effect of exchange rate changes on cash and cash equivalents	218	(407)
Net change in cash and cash equivalents	42,348	10,460
Cash and cash equivalents
Beginning of the period	$31,543	$10,806
End of the period	73,891	21,266
Supplemental disclosures of non-cash investing and financing activities
Interest earned on subscription notes receivable	$8	$12
Unpaid purchases of property and equipment	(1,306)	—
Non-cash settlement of related party loan receivable for common shares	(1,075)	—
Unrealized loss on investment	—	(2)

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

As a result of Legacy IronNet being the accounting acquirer in the Merger, the financial reports filed with the SEC by the Company subsequent to the Merger are prepared as if Legacy IronNet is the accounting predecessor of the Company. The historical operations of Legacy IronNet are deemed to be those of the Company. Thus, the financial statements included in this Amendment No 1. reflect (i) the historical operating results of Legacy IronNet prior to the Merger; (ii) the consolidated results of the Company, following the Merger on August 26, 2021; (iii) the assets and liabilities of Legacy IronNet at their historical cost; and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of common stock is reflected retroactively to the earliest period presented and will be utilized for calculating loss per share in all prior periods presented.

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, except for the adjustments described as part of the Merger discussed in Note 3, necessary for a fair statement of the Company’s financial position as of October 31, 2021, its results of operations for the three and nine months ended October 31, 2021 and 2020, and cash flows for the nine months ended October 31, 2021 and 2020.

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

2. Restatement of Condensed Consolidated Financial Statements

IronNet has restated its previously issued unaudited condensed consolidated interim financial statements and related disclosures as of and for the three and nine months ended October 31, 2021 included in its Original Form 10-Q (as defined below) filed with the Securities and Exchange Commission (the “SEC”) in order to correct errors resulting from the incorrect application of generally accepted accounting principles relating to the recognition of stock-based compensation expense as it pertains to restricted stock unit awards (“RSUs”) granted under the 2014 Stock Incentive Plan. Additionally, the Company is also correcting for other previously identified immaterial errors. The applicable Notes were also updated to reflect the restatement.

Impact of Restatement

a) Correction of stock-based compensation expense: Subsequent to the issuance of the October 31, 2021 financial statements, it was determined that the Company considered the requisite service rendered by an employee to start from the original vesting commencement date of the award when calculating the stock-based compensation cost to recognize during the period for modified unvested awards for the three months ended October 31, 2021. Upon further evaluation, the Company determined that the correct expense recognition applicable under Accounting Standards Codification Topic 718, Stock Compensation for a Type III (improbable-to-probable) modification requires the use of a method that utilizes the date of modification (August 26, 2021) as the beginning of the requisite service period for unvested portions of the awards outstanding, rather than the original vesting commencement date of the award. The impact of correcting the requisite service period is to shift the recognition of stock-based compensation expense to later periods. The Company determined that the correction to stock-based compensation decreased stock-based compensation expense, as disclosed in Note 6. Stock Incentive Plan, and net loss by approximately $30.2 million for the three and nine months ended October 31, 2021.

These overstatements relate to stock-based compensation expense for certain of the Company’s RSUs granted pursuant to Legacy IronNet’s 2014 Stock Incentive Plan, which was approved in 2014 as part of Legacy IronNet’s overall compensation offerings.

b) Correction of immaterial errors related to the balances of accounts receivable, unbilled receivables, related party receivables, and deferred revenue: Subsequent to the issuance of the October 31, 2021 financial statements, an error was identified related to contracts with customers of approximately $2.4 million, $1.2 million, $0.6 million, and $4.2 million for the respective account as of October 31, 2021. The Company was previously reporting receivable balances only to the extent that basic criteria for revenue recognition had already been satisfied, and was netting the receivable associated with deferred revenue against the corresponding deferred revenue balance. The Company has corrected the unaudited condensed consolidated financial statements to increase the receivables and corresponding deferred revenue for which it has the unconditional right to receive the consideration as of October 31, 2021.

The following tables reflect the impact of the restatement adjustments to the specific line items presented in the Company’s previously issued unaudited condensed consolidated interim financial statements as of October 31, 2021 and for the three and nine months then ended (in thousands):

	As of October 31, 2021
Balance Sheet	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Accounts receivable	$2,246	$2,429	$4,675
Unbilled receivables	3,885	1,179	5,064
Related party receivables and loan receivables	3,521	571	4,092
Account and loan receivable	9,652	4,179	13,831
Total current assets	93,699	4,179	97,878
Total assets	$102,002	$4,179	$106,181

Liabilities and stockholders' equity
Current liabilities:
Deferred Revenue	$12,929	$3,450	$16,379
Total current liabilities	24,483	3,450	27,933
Deferred Revenue	17,181	729	17,910
Total liabilities	$43,204	$4,179	$47,383

Stockholders' equity
Additional paid-in capital	$459,349	$(30,173)	$429,176
Accumulated deficit	(400,828)	30,173	(370,655)
Total liabilities and stockholders' equity	$102,002	$4,179	$106,181

	3 Months Ended October 31, 2021			9 Months Ended October 31, 2021
Statement of Operations	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Research and development	$28,144	$(3,689)	$24,455	$42,606	$(3,689)	$38,917
Sales and marketing	57,196	(5,952)	51,244	72,046	(5,951)	66,095
General and administrative	100,267	(20,532)	79,735	111,952	(20,533)	91,419
Operating Expenses	185,607	(30,173)	155,434	226,604	(30,173)	196,432
Operating Loss	(181,062)	30,173	(150,889)	(213,361)	30,173	(183,188)
Loss before income taxes	(193,088)	30,173	(162,915)	(225,733)	30,173	(195,560)
Benefit (provision) for income taxes	(34)	-	(34)	(56)	-	(56)
Net loss	(193,122)	30,173	(162,949)	(225,789)	30,173	(195,616)
Basic and diluted net loss per common share	$(2.22)	$0.35	$(1.87)	$(3.05)	$0.41	$(2.64)

	9 Months Ended October 31, 2021
Statement of Cash Flows	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net Loss	$(225,789)	$30,173	$(195,616)
Employee stock based compensation	160,156	(30,173)	129,983
Change in Operating Assets and Liabilities
Accounts receivable	(2,984)	(4,179)	(7,163)
Deferred revenue	(3,934)	4,179	245
Net cash used in operating activities	$(59,095)	$-	$(59,095)

	3 Months Ended October 31, 2021			9 Months Ended October 31, 2021
Statements of Comprehensive Loss	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(193,122)	$30,173	$(162,949)	$(225,789)	$30,173	$(195,616)
Comprehensive loss	$(192,819)	$30,173	$(162,646)	$(225,561)	$30,173	$(195,388)

Statement of Changes in Stockholders' Equity for the 3 months Ended October 31, 2021
	Additional Paid-In Capital			Accumulated Deficit			Total Stockholders' Equity
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Stock-based compensation	$160,129	$(30,173)	$129,956				$160,129	$(30,173)	$129,956
Net loss				(193,122)	30,173	(162,949)	(193,122)	30,173	(162,949)
Balance at October 31, 2021	$459,349	$(30,173)	$429,176	$(400,828)	$30,173	$(370,655)	$58,798	$-	$58,798

Statement of Changes in Stockholders' Equity for the 9 months Ended October 31, 2021
	Additional Paid-In Capital			Accumulated Deficit			Total Stockholders' Equity
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Stock-based compensation	$160,156	$(30,173)	$129,983				$160,156	$(30,173)	$129,983
Net loss				(225,789)	30,173	(195,616)	(225,789)	30,173	(195,616)
Balance at October 31, 2021	$459,349	$(30,173)	$429,176	$(400,828)	$30,173	$(370,655)	$58,798	$-	$58,798

3. Reverse Recapitalization

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

Restricted Stock Units (Restated)

Under the terms of the Legacy IronNet’s restricted stock units, vesting of each award was subject to, among other conditions including a service requirement, the occurrence of a liquidity event, as defined by Legacy IronNet’s 2014 Stock Incentive Plan. On August 26, 2021, in connection with the close of the Merger with Legacy LGL, the Company’s Board of Directors resolved to deem the Merger as satisfying the Liquidity Event condition. The resolution resulted in a modification of the restricted stock unit awards under ASC 718 “Compensation—Stock Compensation. ”As a consequence of modification of the awards outstanding, the Company recognized a non-cash expense in the fiscal third quarter 2022 in an amount of $129,921 related to 16,634,972 outstanding RSUs, with 8,204,455 remaining unvested as of October 31, 2021.

4. Revenue

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

The balance in deferred revenue is as follows:

(As Restated)
Balance at February 1, 2021	$34,044
Revenue recognized	(23,687)
Revenue deferred	23,944
Foreign exchange	(12)
Balance at October 31, 2021	$34,289

Balance at February 1, 2020	20,312
Revenue recognized	(19,507)
Revenue deferred	22,196
Foreign exchange	-
Balance at October 31, 2020	$23,001

Remaining performance of deferred revenue (Restated)

As of October 31, 2021, the remaining performance obligations in deferred revenue totaled $34,289. The Company’s recognition of revenue in the future thereon will be as follows:

Years Ending January 31,
2022 (3 months)	$7,413
2023	12,477
2024	8,382
2025	4,466
2026	1,551
$34,289

5. Equity

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

6. Stock Incentive Plan

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

The RSUs granted under the 2014 Plan contain an additional vesting requirement that, in addition to the applicable time or performance vesting criteria noted above, also requires the occurrence of a liquidity event. On the date of the Merger, the Board of Directors resolved that the Merger constituted a liquidity event, triggering the liquidity event criteria for vesting. As detailed in Note 3, in connection with the close of the Merger with Legacy LGL, the Company recognized a non-cash expense in the fiscal third quarter 2022 in an amount of $129,921 (Restated).

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

As of October 31, 2021, there was approximately $53,853 (Restated) of unrecognized compensation cost related to share-based compensation arrangements granted under the 2014 Plan, of which $3 remained for options and $53,850 (Restated) remained for RSUs, respectively. The fair value of the shares under stock options granted that vested, net of forfeitures, during the nine month periods ended October 31, 2021, and 2020 totaled $5,306 and $579, respectively, primarily as a result of the forfeitures recognized during the periods exceeding previous estimates.

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

7. Fair Value Measurements

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

8. Commitments and Contingencies

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

9. Income Taxes

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

10. Related Party Transactions (Restated)

Product, subscription and support revenue from Related Parties

Certain investors and companies who the Company is affiliated with purchased software, subscription and support revenue during the periods presented. The Company recognized $426 and $434 of revenue from contracts with related parties for the three months ending October 31, 2021, and October 31, 2020, respectively. The Company recognized $1,263 and $1,494 of revenue from contracts with related parties for the nine months ending October 31, 2021, and October 31, 2020, respectively. The corresponding receivable was $4,092 and $ 2,540 as of October 31, 2021, and January 31, 2021, respectively.

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
11. Net Loss Per Share Attributable to Common Stockholders

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(As Restated)		(As Restated)
Numerator: Net loss	$(162,949)	$(12,454)	$(195,616)	$(43,157)
Denominator: Basic and Diluted Weighted-average shares in computing net loss per share attributable to common stockholders	87,178,432	65,067,942	74,001,217	64,064,424
Net loss attributable to common stockholders—basic and diluted	$(1.87)	$(0.19)	$(2.64)	$(0.67)

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

12. COVID-19 - CARES Act. provision

During fiscal 2021, in response to the increased economic uncertainties that the impact of the COVID-19 pandemic was expected to have on our business, results of operations, liquidity and capital resources, Legacy IronNet took measures to ensure that we could continue the continuity of our business operations through the use of funding measures which included the Paycheck Protection Program (PPP) loan from the US Small Business Administration pursuant to the CARES Act. The purpose of the loan was for small businesses to keep their workforces employed through the pandemic. Legacy IronNet received loan funds of $5,580 on April 21, 2020. The loan bore interest at 1% and was payable in monthly installments beginning on September 15, 2021. As of October 31, 2021, and January 31, 2021, the Company had an interest accrual of $0 and $44 related to the PPP loan. The unsecured loan was evidenced by a promissory note of Legacy IronNet with PNC Bank (the “Lender”). As detailed in Note 3, on August 26, 2021, in conjunction with the Merger, the Company repaid in full all amounts due and terminated all commitments and obligations under the unsecured PPP loan.

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

13. Retirement Plans

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

14. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were originally issued, and has determined that the only material subsequent event that requires disclosure in the interim condensed consolidated financial statements is the approval on November 23, 2021 by the Compensation Committee of grants of 1,149,605 RSUs under the 2021 Plan for employees who had started with the company primarily after March 15, 2021, when the last grants under the 2014 Plan were made, and through November 15, 2021. Stock compensation amounts for the grants which had service periods beginning prior to October 31, 2021 will be included in stock compensation expense during the fourth quarter.

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

Except with respect to statements in this Amendment No. 1 revised or provided to reflect the effects of the Restatement, forward-looking statements herein are as of the Original Form 10-Q, filed with the SEC on December 15, 2021, unless specifically stated to be made as of a different date, and the Company has not updated forward-looking statements or information to reflect events occurring after the Original Form 10-Q.

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

Restatement

As discussed in the Explanatory Note to this Amendment No. 1 and Note 2, “Restatement of Condensed Consolidated Financial Statements,” included in the unaudited condensed consolidated financial statements, the Company has restated certain information contained in its previously issued unaudited condensed consolidated financial statements and related disclosures as of October 31, 2021 and for the three and nine months then ended, as a result of the Company not appropriately applying modification accounting to stock-based compensation awards that were issued and outstanding as of August 26, 2021, the closing date of the merger between the Company and Legacy IronNet. When calculating the additional stock-based compensation cost to recognize for modified unvested awards for the three months ended October 31, 2021, the Company considered requisite service rendered by the employee to start from the original vesting commencement date of the award. Upon further evaluation, we determined that the correct expense recognition applicable under Accounting Standards Codification Topic 718, Stock Compensation for a Type III (improbable-to-probable) modification requires the use of a method that utilizes the date of modification (August 26, 2021) as the beginning of the requisite service period for unvested portions of the awards outstanding, rather than the original vesting commencement date of the award. The impact of correcting the requisite service period start date is to shift the recognition of stock-based compensation expense to later periods.

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

During the nine months ended October 31, 2021, IronNet incurred a net loss of $195.6 million, of which $129.9 million related to a non-cash expense related to the modification of Restricted Stock Units, as well as a further non-cash expense to reflect the increase in fair market value in private warrants through the dates they were exercised, and used $59.3 million in cash to fund operations. As of October 31, 2021, IronNet had $73.9 million of cash on hand to continue to fund operations.

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

Calculated billings decreased $4.8 million, or 20%, for the nine months ended October 31, 2021 in comparison with the nine months ended October 31, 2020. Calculated billings decreased $0.5 million, or 6%, for the three months ended October 31, 2021 in comparison with the three months ended July 31, 2021. We expect that calculated billings will be affected by timing of entering into agreements with customers and the mix of billings in each reporting period as we typically invoice customers multi-year or annually in advance and, to a lesser extent, monthly in advance.

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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated billings:

	Three Months Ended October 31,
	2021	2020	2021 vs 2020
	($ in millions)
	(As Restated)
Revenue	$6.9	$7.0	(0.1)	(1)%
Add: Total Deferred revenue, end of period	34.3	23.0	11.3	49
Less: Total Deferred revenue, beginning of period	33.6	21.9	11.7	53
Calculated billings	$7.6	$8.1	(0.5)	(6)%

	Nine Months Ended October 31,
	2021	2020	2021 vs 2020
	($ in millions)
	(As Restated)
Revenue	$19.4	$21.8	(2.4)	(11)%
Add: Total Deferred revenue, end of period	34.3	23.0	11.3	49
Less: Total Deferred revenue, beginning of period	34.0	20.3	13.7	67
Calculated billings	$19.7	$24.5	(4.8)	(20)%

Adjusted Results of Operations

The following table shows our non-GAAP results of operations for the three and nine months ended October 31, 2021 after excluding the impacts of the stock-based compensation expense and the revaluation of the Private Warrants prior to their cashless exercise and transaction costs incurred related to the Merger:

	Three Months Ended October 31,	Nine Months Ended October 31,
	2021	2021
	($ in thousands)
	(As Restated)	(As Restated)
Net loss	$(162,949)	$(195,616)
Stock compensation expense (1)	129,921	129,921
Change in fair value of warrants liabilities	11,302	11,302
Transaction costs expense (2)	1,556	2,328
Non-GAAP Adjusted Net Loss	$(20,170)	$(52,065)
1.
Total stock based compensation of $129.9 million has been recorded within research and development of $17.2 million, sales and marketing of $43.5 million, and general and administrative expense of $69.2 million on the statement of operations
2.
Transaction expenses have been recorded within general and administrative expense on the statement of operations

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

Results of Operations

Comparison of Quarter to Date 2022 and Quarter to Date 2021

The following tables set forth our consolidated statement of operations in dollar amounts and as a percentage of total revenue for each period presented:

	Three Months Ended October 31,
	2021	2020	Change $	Change %
	($ in thousands)
	(As Restated)
Product, subscription and support revenue	$6,132	$5,958	$174	3%
Professional services revenue	781	1,055	(274)	(26)%
Total revenue	6,913	7,013	(100)	(1)%
Cost of product, subscription and support revenue	2,082	1,252	830	66%
Cost of professional services revenue	286	817	(531)	(65)%
Total cost of revenue	2,368	2,069	299	14%
Gross profit	4,545	4,944	(399)	(8)%
Operating expenses
Research and development	24,455	5,687	18,768	330%
Sales and marketing	51,244	7,155	44,089	616%
General and administrative	79,735	4,715	75,020	1,591%
Total operating expenses	155,434	17,557	137,877	785%
Operating loss	(150,889)	(12,613)	(138,276)	1,096%
Other (expense) income, net	(724)	178	(902)	(507)%
Change in fair value of warrants liabilities	(11,302)	-	(11,302)	100%
Loss before income taxes	(162,915)	(12,435)	(150,480)	1,210%
Benefit (provision) for income taxes	(34)	(19)	(15)	79%
Net loss	$(162,949)	$(12,454)	$(150,495)	1,208%

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

Operating expenses

Research and development

Research and development expenses increased by $18.8 million or 330% in quarter to date 2022, compared to quarter to date 2021 primarily due to non-cash stock compensation expenses of $17.2 million triggered by the modification of the restricted stock units and ramping resources to support product development.

At 354% of total revenues in quarter to date 2022 compared to 81% in quarter to date 2021, we expect that our overall R&D expenditure rate as a percentage of revenues will decline in the future.

Sales and marketing

Sales and marketing cost increased by $44.1 million or 616% in quarter to date 2022, compared to quarter to date 2021, primarily due to non-cash stock compensation $43.5 million triggered by the modification of the restricted stock units and ramped sales and marketing personnel in quarter to date 2022. At 741% of revenues in quarter to date 2022 compared to 102% in quarter to date 2021, we expect that our overall sales and marketing expenditure rates as a percentage of revenues will decline in the future.

General and administrative

General and administrative costs increased by $75.0 million or 1591% when comparing quarter to date 2022 to quarter to date 2021, primarily due to non-cash stock compensation $69.2 million triggered by the modification of the restricted stock units and costs related to being public. Quarter to date 2022 general and administrative expenses were at 1153% of total revenues compared to 67% in quarter to date 2021.We expect that our overall general and administrative expenditure rates as a percentage of revenues will decline in the future.

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

Comparison of Year to Date 2022 and Year to Date 2021

The following tables set forth our consolidated statements of operations in dollar amounts and as a percentage of total revenue for each period presented:

	Nine Months Ended October 31,
	2021	2020	Change $	Change %
	($ in thousands)
	(As Restated)
Product, subscription and support revenue	$18,038	$18,047	$(9)	(0)%
Professional services revenue	1,327	3,779	(2,452)	(65)%
Total revenue	19,365	21,826	(2,461)	(11)%
Cost of product, subscription and support revenue	5,505	3,534	1,971	56%
Cost of professional services revenue	617	1,596	(979)	(61)%
Total cost of revenue	6,122	5,130	992	19%
Gross profit	13,243	16,696	(3,453)	(21)%
Operating expenses
Research and development	38,917	19,965	18,952	95%
Sales and marketing	66,095	23,265	42,830	184%
General and administrative	91,419	16,690	74,729	448%
Total operating expenses	196,431	59,920	136,511	228%
Operating loss	(183,188)	(43,224)	(139,964)	324%
Other (expense) income, net	(1,070)	125	(1,195)	(956)%
Change in fair value of warrants liabilities	(11,302)	—	(11,302)	100%
Loss before income taxes	(195,560)	(43,099)	(152,461)	354%
Benefit (provision) for income taxes	(56)	(58)	2	(3)%
Net loss	$(195,616)	$(43,157)	$(152,459)	353%

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

Cost of revenue

Total cost of revenue increased by $1.0 million or 19%, in year to date 2022, compared to year to date 2021. Cost of product, subscription and support revenue increased by $2.0 million or 56%, in year to date 2022, compared to year to date 2021. The increase was due primarily to an increase in customer counts and related cloud hosting costs during year to date 2022 compared to year to date 2021.

Cost of professional service revenue decreased by $1.0 million or (61)% in year to date 2022, compared to year to date 2021. The decrease in cost of service revenue was primarily due to a decrease in overall professional services activity in year to date 2022 compared to year to date 2021.

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

Operating expenses

Research and development

Research and development expenses increased by $19.0 million or 95%, in year to date 2022, compared to year to date 2021 primarily due to non-cash stock compensation expenses of $17.2 million triggered by the modification of the restricted stock units and the ramping external costs to support product development. At 201% of total revenues in year to date 2022 compared to 91% in year to date 2021, we expect that our overall R&D expenditure rate as a percentage of revenues will decline in the future.

Sales and marketing

Sales and marketing cost increased by $42.8 million or 184% in year to date 2022, compared to year to date 2021, primarily due to non-cash stock compensation expense $43.5 million triggered by the modification of the restricted stock units. At 341% of total revenues in year to date 2022 compared to 107% in year to date 2021, we expect that our overall sales and marketing expenditure rates as a percentage of revenues will decline in the future.

General and administrative

General and administrative costs increased by $74.7 million when comparing year to date 2022 to year to date 2021, primarily due to stock compensation expense of $69.2 million triggered by the modification of the restricted stock units and costs related to being public. Year to date 2022 general and administrative expenses were at 472% of total revenues compared to 76% in year to date 2021. We expect that our overall general and administrative expenditure rates as a percentage of revenues will decline in the future.

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

Operating Activities

Net cash used in operating activities during year to date 2022 was $(59.1 million), which resulted from a net loss of $(195.6 million), primarily driven by the modification of the restricted stock units awards of $129.9 million and related non-cash expenses. There was also an increase in the fair value of warrants liabilities of $11.3 million and an increase in accrued expenses. This was offset by an increase in accounts receivable of $7.2 million.

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

The overall increase in net cash used in operating activities by the Company in 2022 compared to 2021 was driven by an increase in cash operating expenses of approximately $6.6 million, primarily due to one-time expenses of preparing for and completing the Merger as well as the new recurring costs of operating as a public company, decreases in services revenue and increases in cost of sales totaling approximately $3.4 million as more customers analytics came more fully online, and, on the balance sheet, primarily an increase in prepaid expenses and other current assets of $3.2 million.

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

Contractual obligations

Our principal commitments consist of lease obligations for office space. For more information regarding our lease obligations, see Note 8, Commitments and Contingencies to the interim condensed consolidated financial statements.

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

We use the Black-Scholes pricing model to estimate the fair value of options on the date of grant. On August 26, 2021, the Board authorized that the Liquidity Event Satisfaction for the restricted stock units will be deemed to have been met as a result of the merger and shares of common stock subject to the awards will be delivered, in accordance with the terms of the Restricted Stock Unit Agreement. As a consequence, the Company recognized a non cash expense in the fiscal third quarter 2022 in an amount of $129.9 million related to 16,634,972 outstanding RSUs, 8,204,455 remain unvested as of October 31, 2021.

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

Recently Issued Accounting Standards

Refer to Note 1 of the notes to our unaudited consolidated financial statements included in this Amendment No. 1 for our assessment of recently issued and adopted accounting standards.

Commitments and Contingencies

Refer to Note 8 of the notes to our unaudited consolidated financial statements included in this Amendment No. 1, Commitments and contingencies

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

Item 4. Controls and Procedures

As discussed in the Explanatory Note to this Amendment No. 1 and in connection with the Restatement of our unaudited financial statements as of October 31, 2021, and for the three and nine months then ended, we determined that our control over stock-based compensation modification did not operate effectively, resulting in a material error in the financial statements. Refer to Note 2, for discussion regarding the Restatement impacts.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended October 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2021 because of material weaknesses in our internal control over financial reporting described below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to determine its interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this Amendment No. 1 fairly state the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material weaknesses in internal control over financial reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management determined that, as of January 31, 2022, we did not have a sufficient number of personnel with an appropriate degree of accounting and internal controls knowledge, experience, and training to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements, which resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, which constitutes a material weakness. This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over the accounting for stock-based compensation modifications. This material weakness resulted in the restatement of our unaudited condensed consolidated financial statements as of and for the three and nine months ended October 31, 2021.
•
We did not design and maintain effective controls over the review of journal entries and account reconciliations. Specifically, certain personnel have the ability to both (i) create and post journal entries within our general ledger system, and (ii) prepare and review account reconciliations. This material weakness did not result in a material misstatement to the consolidated financial statements.
•
We did not design and maintain effective controls over information technology ("IT") general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls for the financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) appropriate user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate personnel; (iii) computer operations controls to ensure data backups are authorized and restorations monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. This material weakness did not result in a material misstatement to the consolidated financial statements.

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

1.
we hired and continue to hire additional accounting and finance resources with public company experience, including expertise in technical accounting and complex transactions, in addition to utilizing third-party consultants and specialists, to supplement our internal resources;
2.
we are revising account reconciliation controls within all business processes to require proper segregation of duties of preparer and reviewer utilizing the additional personnel mentioned above.
3.
we are implementing comprehensive access control protocols to implement restrictions on user and privileged access to certain applications and establishing additional controls over the preparation and review of journal entries,
4.
we are redesigning and strengthening financial system and application change management controls, testing and approval controls for program development, as well as data backup and restoration controls.

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

There have been no material changes to the risk factors set forth in the Final Prospectus filed with the SEC on September 30, 2021, which are incorporated herein by reference. However, the risk factors described in this Amendment No. 1 and in the Final Prospectus are not the only risks that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects and cause the trading price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number
2.1	Agreement and Plan of Reorganization and Merger, dated March 15, 2021.	S-4/A	333-256129	2.1	6-Aug-21
2.2	Amendment No. 1 to Agreement and Plan of Reorganization and Merger, dated August 6, 2021.	S-4/A	333-256129	2.2	6-Aug-21
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39125	3.1	1-Sep-21
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39125	3.2	1-Sep-21
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

IRONNET, INC.

Date:	May 2, 2022	By:	/s/ James C. Gerber
James C. Gerber
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)