Form 10-Q
period 2022-04-30
IronNet, Inc.
filed 2022-06-14
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

There were 101,146,144 shares of Common Stock, par value $0.0001 per share, outstanding as of June 14, 2022.

IronNet, Inc.

Table of Contents

FORM 10‑Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IronNet, Inc.

Condensed Consolidated Balance Sheets

($ and share data in thousands, except par value per share)

(unaudited)

	April 30,	January 31,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$31,390	$47,673
Accounts receivable	10,213	1,991
Unbilled receivables	1,198	4,637
Related party receivables and loan receivables	3,233	3,233
Accounts, related party and loans receivable	14,644	9,861
Inventory	5,416	4,581
Deferred costs	2,349	2,599
Prepaid warranty	1,138	829
Prepaid expenses	3,130	3,660
Other current assets	2,081	1,458
Total current assets	$60,148	$70,661
Deferred costs	3,838	3,243
Property and equipment, net	6,077	5,606
Prepaid warranty	1,294	1,229
Deposits and other assets	2,811	493
Total assets	$74,168	$81,232

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,687	$2,348
Accrued expenses	12,633	4,709
Deferred revenue	19,680	16,049
Deferred rent	-	159
Income tax payable	523	542
Other current liabilities	1,651	689
Total current liabilities	36,174	24,496
Deferred rent	-	769
Deferred revenue	18,851	17,517
Warrants	7	7
Other long-term liabilities	2,505	-
Total liabilities	$57,537	$42,789
Stockholders’ equity
Preferred stock, $0.0001 par value; 100,000 shares authorized; none issued or outstanding	-	-
Common stock; $0.0001 par value; 500,000 shares authorized; 100,426 and 88,876 shares issued and outstanding at April 30, 2022 and January 31, 2022, respectively	10	9
Additional paid-in capital	467,296	455,849
Accumulated other comprehensive income	179	271
Accumulated deficit	(450,854)	(417,686)
Total stockholders’ equity	16,631	38,443
Total liabilities and stockholders' equity	$74,168	$81,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Operations

($ in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2022	2021
Product, subscription and support revenue	$6,443	$6,137
Professional services revenue	245	240
Total revenue	6,688	6,377
Cost of product, subscription and support revenue	2,330	1,754
Cost of professional services revenue	165	184
Total cost of revenue	2,495	1,938
Gross profit	4,193	4,439
Operating expenses
Research and development	10,727	6,891
Sales and marketing	10,667	7,149
General and administrative	15,586	5,720
Total operating expenses	36,980	19,760
Operating loss	(32,787)	(15,321)
Other income	10	8
Other expense	(380)	(129)
Loss before income taxes	(33,157)	(15,442)
Provision for income taxes	(11)	(58)
Net loss	$(33,168)	$(15,500)

Basic and diluted net loss per common share	(0.33)	(0.23)
Weighted average shares outstanding, basic and diluted	99,305	67,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Comprehensive Loss

($ in thousands) (unaudited)

	Three Months Ended April 30,
	2022	2021
Net loss	$(33,168)	$(15,500)
Foreign currency translations adjustment, net of tax	(92)	(2)
Comprehensive loss	$(33,260)	$(15,502)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended April 30, 2022 and 2021

($ in thousands, number of common stock in thousands)

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Subscription Notes Receivable	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2022	88,876	$9	$455,849	$(417,686)	$271	-	$38,443
Exercise of stock options and delivery of vested restricted stock units	11,565	1	92	-	-	-	93
Statutory tax withholding related to net-share settlement of restricted stock units	(15)	-	(91)	-	-	-	(91)
Stock-based compensation	-	-	11,446	-	-	-	11,446
Net loss	-	-	-	(33,168)	-	-	(33,168)
Foreign currency translation adjustment, net of tax of $0	-	-	-	-	(92)	-	(92)
Balance at April 30, 2022	100,426	$10	$467,296	$(450,854)	$179	-	$16,631

Balance at January 31, 2021 as recasted (1)	66,934	$7	$180,853	$(175,039)	$40	$(835)	$5,026
Issuance of common stock	414	-	209	-	-	-	209
Interest earned on subscription notes receivable	-	-	4	-	-	(4)	-
Payments on subscription notes receivable	-	-	-	-	-	62	62
Stock-based compensation	-	-	17	-	-	-	17
Net loss	-	-	-	(15,500)	-	-	(15,500)
Foreign currency translation adjustment, net of tax of $0	-	-	-	-	(2)	-	2
Balance at April 30, 2021	67,348	$7	$181,083	$(190,539)	$38	$(777)	$(10,189)

(1) The shares of the Company’s Class A Common Stock, prior to the Merger, have been recast as shares of Common Stock reflecting the exchange ratio established in the Merger of approximately 0.8141070 as further discussed in Footnote 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Three Months Ended April 30,
	2022	2021
Cash flows from operating activities
Net loss	$(33,168)	$(15,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	628	224
Gain on sale of fixed assets	(3)	-
Employee stock based compensation	11,446	17
Non-cash interest expense	90	-
Changes in operating assets and liabilities:
Accounts, related party, and loans receivable	(4,783)	231
Deferred costs	(346)	(929)
Inventories	(835)	83
Prepaid expenses	529	(687)
Other current assets	265	-
Prepaid warranty	(373)	201
Deposits and other assets	382	(44)
Accounts payable	(661)	1,355
Accrued expenses	(50)	728
Income tax payable	(19)	58
Other current liabilities	99
Deferred rent	-	(33)
Deferred revenue	4,965	2,184
Other long-term liabilities	(350)	-
Net cash used in operating activities	(22,184)	(12,112)
Cash flows from investing activities
Purchases of property and equipment	(912)	(741)
Proceeds from the sale of fixed assets	2	-
Net cash used in investing activities	(910)	(741)
Cash flows from financing activities
Exercise of stock options and vesting of restricted stock units	93	209
Statutory tax withholding related to net-share settlement of restricted stock units	(91)	-
Cash received to fund employee's tax obligation for vested RSUs	17,909	-
Cash remitted to fund employee's tax obligation for vested RSUs	(9,066)	-
Payment of commitment fee	(1,750)	-
Payment of common stock issuance costs	(96)	-
Payment of finance lease obligations	(96)	-
Proceeds from stock subscriptions	-	62
Net cash provided by financing activities	6,903	271
Effect of exchange rate changes on cash and cash equivalents	(92)	11
Net change in cash and cash equivalents	(16,283)	(12,570)
Cash and cash equivalents
Beginning of the period	47,673	31,543
End of the period	$31,390	$18,973
Supplemental disclosures of non-cash investing and financing activities
Payments on subscription notes receivable	-	62
Interest earned on subscription notes receivable	-	4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(shares and dollars in thousands, unless stated otherwise)

1.
Organization and Summary of Changes in Significant Accounting Policies

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

The Merger was accounted for as a reverse recapitalization. Under this method of accounting, Legacy LGL has been treated as the acquired company for financial reporting purposes. This determination was primarily based on Legacy IronNet's existing stockholders being the majority stockholders and holding majority voting power in the combined company, Legacy IronNet's senior management comprising the majority of the senior management of the combined company, and Legacy IronNet's ongoing operations comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy IronNet issuing shares for the net assets of Legacy LGL, accompanied by a recapitalization. The net assets of Legacy LGL were recognized at fair value (which was consistent with carrying value), with no goodwill or other intangible assets recorded. As a result of Legacy IronNet being the accounting acquirer in the Merger, the financial reports filed with the SEC by the Company subsequent to the Merger are prepared as if Legacy IronNet is the accounting predecessor of the Company. The historical operations of Legacy IronNet are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of Legacy IronNet prior to the Merger; (ii) the consolidated results of the Company, following the Merger on August 26, 2021; (iii) the assets and liabilities of Legacy IronNet at their historical cost; and (iv) the Company’s equity structure for all periods presented. The recapitalization of the number of shares of common stock is reflected retroactively to the earliest period presented based on the exchange ratio established in the Merger and will be utilized for calculating loss per share in all prior periods presented. The exchange ratio in the Merger was 0.8141070 of a share of Company common stock per fully-diluted share of Legacy IronNet common stock.

Throughout the notes to the consolidated financial statements, unless otherwise noted, "we," "us," "our," "IronNet," the "Company," and similar terms refer to Legacy IronNet and its subsidiaries prior to the consummation of the Merger, and IronNet, Inc. and our subsidiaries after the Merger.

Basis of Presentation and Principles of Consolidation

The interim condensed consolidated financial statements and accompanying notes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements of IronNet, Inc. and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2022. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ending January 31, 2023. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending January 31, 2023 or any future period.

The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of April 30, 2022, its results of operations for the three months ended April 30, 2022 and 2021, changes in stockholders’ equity for the three months ended April 30, 2022 and 2021, and cash flows for the three months ended April 30, 2022 and 2021.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions include, but are not limited to, the period of benefit for deferred commissions, the useful life of property and equipment, stock-based compensation expense, fair value of warrants, and income taxes. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.

Liquidity

As of April 30, 2022, the Company had cash and cash equivalents of $31,390 and collectable receivables of $14,644 and no debt. The Company has also secured an equity line with Tumim Stone Capital, LLC, under which the Company may sell shares of its common stock for proceeds of up to $175,000, subject to various conditions and limitations set forth in the purchase agreement with Tumim, which amounts may be available to the Company to fund future operations in the absence of any material adverse conditions. The Company, based on its cash on hand and its financial forecast, as well as plans which could be executed to moderate internal and external expenditures as needed, has concluded that it has sufficient liquidity to fund its planned operations for a period of at least 12 months from the issuance of these financial statements. The Company’s future capital requirements will depend on many factors, including, but not limited to the rate of our growth, its ability to attract and retain customers and their willingness and ability to pay for the Company's products and services, and the timing and extent of spending to support its multiple and ongoing efforts to market and continue to develop its products. Further, the Company may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, the Company may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If additional funds are not available to the Company on acceptable terms, or at all, our business, financial condition, and results of operations could be adversely affected. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements not Yet Adopted

In June 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This standard requires a new method for recognizing credit losses that is referred to as the current expected credit loss

(“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument, unless the Company elects to recognize such instruments at fair value with changes in profit and loss (the fair value option). This standard is effective for the Company for the earlier of the fiscal years beginning after December 15, 2022 or the time at which the Company no longer qualifies as an emerging growth company ("EGC") under SEC rules. Management is currently evaluating the potential impact of this guidance on its financial statements.

New Accounting Pronouncement Adopted in Fiscal 2023

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“Topic 842”), which outlines a comprehensive lease accounting model that supersedes the previous lease guidance. The guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard on February 1, 2022 using the modified retrospective basis. Using the modified retrospective approach, the Company determined an incremental borrowing rate at the date of adoption based on the total lease term and total minimum rental payments.

The modified retrospective approach provides a method for recording existing leases at adoption with a cumulative adjustment to retained earnings. The Company elected the package of practical expedients which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any expired or existing leases as of the effective date. The Company also elected the practical expedient to use hindsight when determining the lease term, and the practical expedient lease considerations to not allocate lease considerations between lease and non-lease components for real estate leases. As such, real estate lease considerations are treated as a single lease-component and accounted for accordingly. The Company excludes leases with an initial term of 12 months or less from the application of Topic 842.

Adoption of the new standard resulted in the recording of $974 and $2,654 of current operating lease liabilities and long-term operating lease liabilities, respectively, and $2,685 in corresponding right-of-use (“ROU”) lease assets on that date. The difference between the approximate value of the ROU lease assets and lease liabilities is attributable to deferred rent, which is comprised of tenant improvement allowance and rent abatement. The adoption of the new standard also resulted in recording $187 in current finance lease liabilities and $182 in corresponding ROU assets for finance leases as of the adoption date. The difference between the finance lease ROU lease assets and lease liabilities is not significant. The cumulative change in the beginning accumulated deficit was $0.02 million due to the adoption of Topic 842 and there was no material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with legacy guidance in Topic 840. Refer to Note 8 for additional information.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2023 or the time at which the Company no longer qualifies as an EGC, with early adoption permitted. The Company has elected to early adopt this ASU as of February 1, 2022 using the modified retrospective method. The adoption of ASU 2020-06 had an immaterial impact on the Company’s condensed consolidated financial statements and related disclosures for the three-month period ended April 30, 2022.

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

The following table presents revenue by geographic location:

	Three Months Ended April 30,
	2022	2021
United States	$6,109	$5,462
International	579	915
Total	$6,688	$6,377

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

Revenue from subscriptions, which allow customers to use our security software over a contracted period without taking possession of the software, and managed services, where we provide managed detection and response services for customers, is recognized over the contractual term. The cloud- based subscription revenue, where we also provide hosting, recognized for the three months ended April 30, 2022 and 2021 was $5,215 and $4,014, respectively. Overall software, subscription, and support revenue recognized for the three months ended April 30, 2022 and 2021, were $6,443 and $6,137, respectively.

Professional Services Revenue

The Company sells professional services, including cyber operations monitoring, security, training and tailored maturity assessments. Revenue derived from these services is recognized as the services are delivered.

Customer Concentration

For the three months ended April 30, 2022, two customers accounted for 22% or $1,463 of the Company's revenue, and for the three months ended April 30, 2021, three customers accounted for 32%, or $2,045, of the Company’s revenue. Two customers represented 48% and 49% of the total accounts receivable balance as of April 30, 2022 and January 31, 2022, respectively.

Significant customers are those which represent at least 10% of the Company’s total revenue for a period. The following table presents customers that represented 10% or more of the Company’s total revenue in the respective periods:

	For the Three Months Ended April 30,
	2022	2021
Customer A	*	12%
Customer B	*	10%
Customer C	11%	10%
Customer D	11%	*
	22%	32%

* - less than 10%

Deferred Costs

Deferred costs consists of deferred contract fulfillment costs and deferred commissions. The Company defers contract fulfillment costs that include appliance hardware. The balances in deferred costs are as follows:

Balance at February 1, 2021	$2,805
Amounts recognized in cost of revenue	(388)
Costs deferred	229
Balance at April 30, 2021	$2,646

Balance at February 1, 2022	$4,604
Amounts recognized in cost of revenue	(610)
Costs deferred	100
Balance at April 30, 2022	$4,094

The balance of deferred commissions at April 30, 2022 and January 31, 2022 were $2,093 and $1,238, respectively. Deferred commissions are included in the deferred costs on the condensed consolidated balance sheets, of which $728 is current and $1,365 is long-term as of April 30, 2022.

Deferred Revenue

Deferred revenue represents amounts received from and/or billed to customers in excess of revenue recognized. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met.

The balance in deferred revenue is as follows:

Balance at February 1, 2021	$34,044
Revenue recognized	(5,143)
Amounts deferred	7,480
Foreign exchange	(151)
Balance at April 30, 2021	$36,230

Balance at February 1, 2022	$33,566
Revenue recognized	(6,680)
Amounts deferred	11,645
Balance at April 30, 2022	$38,531

Remaining Performance Obligations

As of April 30, 2022, the remaining performance obligations totaled $48,527. The Company’s future recognition of revenue will be as follows:

Years Ending January 31,
2023 (9 months)	$18,540
2024	16,505
2025	10,806
2026	2,676
$48,527

3. Equity

Common Stock

As of April 30, 2022, the Company had 500,000 shares of common stock authorized and 100,426 shares of common stock issued and outstanding with a par value of $0.0001 per share.

Each share of Common Stock has 1 vote.

Common Stock Purchase Agreement

On February 11, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC (“Tumim”), pursuant to which Tumim has committed to purchase up to $175,000 of common stock (the “Total Commitment”), at the Company's direction from time to time, subject to the satisfaction of the conditions in the Purchase Agreement. Also on February 11, 2022, the Company entered into a registration rights agreement with Tumim (the “Registration Rights Agreement”), pursuant to which the Company filed with the SEC a registration statement to register for resale under the Securities Act (the “ELOC Registration Statement”), the shares of common stock that may be issued to Tumim under the Purchase Agreement. The SEC declared the ELOC Registration Statement effective on March 17, 2022.

The sales of common stock to Tumim under the Purchase Agreement, if any, are subject to certain limitations and may occur, from time to time at the Company's sole discretion, over the approximately 36-month period commencing upon the initial satisfaction of all conditions to Tumim’s purchase obligations set forth in the Purchase Agreement (the “Commencement Date”).

From and after the Commencement Date, the Company has the right, but not the obligation from time to time to direct Tumim to purchase amounts of common stock, subject to certain limitations in the Purchase Agreement, specified in purchase notices that will be delivered to Tumim under the Purchase Agreement (each such purchase, a “Purchase”). Shares of common stock will be issued from the Company to Tumim at either a (i) 3% discount to the average daily volume weighted average price (the “VWAP”) of the common stock during the three consecutive trading days from the date that a purchase notice with respect to a particular purchase (a “VWAP Purchase Notice”) is delivered from the Company to Tumim (a “Forward VWAP Purchase”), or (ii) 5% discount to the lowest daily VWAP during the three consecutive trading days from the date that a VWAP Purchase Notice with respect to a particular purchase is delivered from the Company to Tumim (an “Alternative VWAP Purchase”). There is no upper limit on the price per share that Tumim could be obligated to pay for the common stock under the Purchase Agreement. The purchase price per share of common stock to be sold in a Purchase will be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

Pursuant to the terms of the Purchase Agreement, at the time the Purchase Agreement and the Registration Rights Agreement were signed, the Company paid a cash fee of $1,750, or 1% of the Total Commitment, to Tumim as consideration for its commitment to purchase shares of the Company's common stock under the Purchase Agreement. The cash paid related to the Commitment Fee was recorded in the condensed consolidated statement of cash flows as a financing activity. This fee will be recognized over the period of the agreement as a component of other expense and a corresponding reduction to additional paid in capital.

As of April 30, 2022, there have been no purchases of common stock under the Purchase Agreement.

Preferred Stock

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At April 30, 2022, there were no shares of preferred stock issued or outstanding.

Public Warrants

Public Warrants may only be exercised for a whole number of shares at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable in September 2021 and expire in September 2026 or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

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

As of April 30, 2022, the Company had 8,596 Public Warrants outstanding and not exercised.

4. Stock Incentive Plan

Legacy IronNet’s Board of Directors adopted, and its stockholders approved Legacy IronNet’s 2014 Stock Incentive Plan (the “2014 Plan”) on September 29, 2014, and on October 17, 2014, respectively. The 2014 Plan was periodically amended, most recently on June 7, 2019. The 2014 Plan permitted the grant of incentive stock options (“ISOs"), non-qualified stock options (“NSOs"), stock appreciation rights, restricted stock, restricted stock units (“RSUs"), and other stock-based awards. ISOs were only able to be granted to Legacy IronNet’s employees and to Legacy IronNet’s subsidiary corporations’ employees. All other awards could be granted to employees, directors and consultants of Legacy IronNet and to any of Legacy IronNet’s parent or subsidiary corporation’s employees or consultants. As of August 26, 2021, the closing date of the Merger, no additional awards will be granted under the 2014 Plan. The terms of the 2014 Plan will continue to govern the terms of outstanding equity awards that were granted prior to the closing date.

On August 26, 2021, per the Merger Agreement, the outstanding Legacy IronNet ISO and RSU grants issued under the 2014 Plan were converted to their post-transaction equivalents based on the conversion ratio, totaling 18,972 shares in the Company when exercised or converted.

The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by Legacy LGL’s board of directors and by its stockholders on August 26, 2021. Under the 2021 Plan, upon its effectiveness, the Company was able to grant ISOs, RSUs and other equity securities to acquire, to convert into, or to receive up to 13,500 shares of common stock. The terms of the 2021 Plan include an evergreen provision that provides for an automatic share increase on February 1 of each year, in an amount equal to 5.0% of the sum of (a) the total number of shares of the Company’s common stock outstanding on January 31 of the immediately preceding fiscal year, plus (b) the number of shares of common stock reserved for issuance under the 2021 Plan as of January 31 of the immediately preceding fiscal year, but which have not yet been issued. In accordance with the evergreen provision, on February 1, 2022, the number of shares that can be issued under the 2021 Plan increased by 4,934 shares, with a new limit following the increase of 18,434 shares.

As of April 30, 2022, 8,028 shares remained available to issue under the 2021 Plan.

All awards under the 2014 Plan and the 2021 Plan (together, the “Stock Incentive Plans”) normally vest over a forty-eight month period, some of which have a first year cliff vest for the first 25% of their vesting, during which time no vesting occurs. In limited cases, vesting as short as twelve months with no cliff, vesting based on performance criteria and acceleration under certain events have also been permitted; however, such exceptions apply to less than 20% of the shares underlying awards currently outstanding under the Stock Incentive Plans.

Stock Options

The exercise price of each ISO granted under the Stock Incentive Plans may not be less than the fair market value per share of the underlying common stock on the date of grant. The Board of Directors establishes the term and the vesting of all options issued under the Stock Incentive Plans; however, in no event will the term exceed ten years.

Presented below is a summary of stock options under the 2014 Stock Incentive Plan, as no stock options have been granted under the 2021 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value of Outstanding Options
Outstanding at February 1, 2022	1,317	$0.55	4.9	$3,773
Granted	-	-	-	-
Exercised	(291)	0.50	4.6	635
Forfeited or expired	(1)	0.54	5.4	-
Outstanding at April 30, 2022	1,025	$0.56	4.7	$2,174
Exercisable at April 30, 2022	1,025	$0.56	4.7	$2,174

For the three months ended April 30, 2022 and 2021, the Company recorded an insignificant amount and $17 of compensation cost related to stock options, respectively. The fair value of the shares under stock options granted that vested, net of forfeitures, during the three month periods ended April 30, 2022 and 2021 totaled $(635) and $(2,951), respectively, primarily as a result of the forfeitures recognized during the periods exceeding previous estimates.

Stock compensation expense for stock options is recognized on a straight line basis and with a provision for forfeitures matched to historical experience for matured grant cohorts. At April 30, 2022, there was no unrecognized compensation cost related to unvested stock options.

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

Restricted Stock Units

In addition to the applicable time or performance-based vesting criteria, the RSUs granted under the 2014 Plan contained an additional vesting requirement that required the occurrence of a liquidity event. On August 26, 2021, the date of the Merger, the Board of Directors resolved that the Merger constituted a liquidity event, which triggered the liquidity event criteria for vesting under then outstanding RSU awards.

Presented below is a summary of the status of outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2022	10,310	$9.57
Granted	6,908	3.82
Vested	(1,806)	11.54
Forfeited or expired	(463)	9.18
Non-vested at April 30, 2022	14,949	$6.04

For the three months ended April 30, 2022, the Company recorded $11,441 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which $8,588 is associated with RSUs on a graded vesting schedule and $2,853 is associated with RSUs on a straight-line vesting schedule. No stock-based compensation was recognized associated with RSUs in the three months ended April 30, 2021.

Subsequent to the closing of the Merger, the fair value of RSUs is based on the fair value of the Company’s common stock on the date of the grant or any further modification.

Stock compensation expense for RSUs granted under the 2014 Plan, which contain both service and performance conditions, is recognized on a graded-scale basis, recognizing expense over the respective vesting period for each tranche of shares under each award granted. Stock compensation expense for RSUs granted under the 2021 Plan have only service vesting conditions and expense will be recognized on a straight-line basis for all RSU awards with only service conditions. In the event that an RSU holder is terminated before the award is fully vested for RSUs granted under either Plan, the full amount of the unvested portion of the award will be recognized as a forfeiture in the period of termination.

The Company's default tax withholding method for RSUs is the sell-to-cover method, under which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are then remitted by the Company to taxing authorities.

As of April 30, 2022, there was $57,215 of unrecognized compensation cost related to unvested RSUs without performance obligations. The weighted average remaining vesting period was 3.38 years.

Employee Stock Purchase Plan ("ESPP")

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

The ESPP contains an evergreen provision that provides for an automatic annual share increase on February 1 of each year, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on January 31st of the preceding fiscal year, and (ii) 2,000 shares of Common Stock. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the ESPP increased by 889 shares on February 1, 2022, Inclusive of the prior limit of 2,700 shares, the new limit following the increase was 3,589 shares.

As of April 30, 2022, there were no purchases of shares for any eligible employee.

5. Fair Value Measurements

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

The Company’s Private Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants, as the transfer of a Private Warrant to anyone who is not a permitted transferee would result in the Private Warrant being converted to a Public Warrant. The Company determined that the fair value of each Private Warrant is equivalent to that of a Public Warrant. There have been observable transactions in the Company's Public Warrants and the Public Warrants had adequate trading volume between independent investors on the public market to provide a reliable indication of value. As of April 30, 2022, the fair value of the Private Warrants was equal to that of the Public Warrants as they had substantially the same terms. However, as they are not actively traded, they are listed as a Level 2 in the fair value hierarchy table below.

Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on their maturities and their availability for use in current operations.

The following table presents our assets measured at fair value on a recurring basis:

	April 30, 2022				January 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$102	$—	$—	$102	$102	$—	$—	$102
Warrants	—	7	—	7	—	7	—	7
Total assets	$102	$7	$—	$109	$102	$7	$—	$109

6. Supplemental Balance Sheet Information

Accrued Expenses

Accrued expenses consisted of the following:

	April 30,	January 31,
	2022	2022
Accrued expenses	$1,979	$2,438
Taxes payable on behalf of employees related to vested RSUs	7,885	-
Unvouched payables	2,769	2,271
	$12,633	$4,709

The increase in accrued expenses is primarily comprised of the cash proceeds from the sale of shares on behalf of the holders of vested RSUs to cover the associated tax withholding liability under the sell-to-cover method, which will be remitted by the Company to the appropriate taxing authorities.

7. Commitments and Contingencies

Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain shareholder claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. To date, no such liability has been recorded.

8. Leases

The Company leases certain office space and equipment and determines if an arrangement is a lease at inception. ROU assets for operating leases are included in the deposits and other assets caption and ROU assets associated with finance leases are included within the property and equipment, net caption of the condensed consolidated balance sheet. The current portions of operating and finance lease liabilities are included in the other current liabilities caption and the long-term portion of operating lease liabilities is presented in the other long-term liabilities payable caption of the condensed consolidated balance sheet.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The ROU asset is adjusted for any lease payments made and excludes lease incentives and initial direct costs incurred. If the leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that the Company would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses quoted interest rates obtained from financial institutions as an input to derive its incremental borrowing rate as the discount rate for the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and non-lease components.

The Company leases office space under the terms of noncancelable operating leases that expire at various dates through November 2026. Certain operating lease agreements provide for an annual 2.75% escalation of the base rent. The Company is also responsible for operating expenses, which are classified as variable lease costs. Lease terms may include options to extend or terminate the lease, typically at the Company’s own discretion. Renewal options are regularly evaluated and the renewal period will be included in the lease term when exercise of the renewal option is considered reasonably certain. There are not active leases that have a renewal option that is reasonably certain of being exercised.

The Company holds leases that include both lease (e.g., payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs). As the Company has elected the practical expedient to group lease and non-lease components for all leases, these are accounted for as a single lease component. The Company's leases do not include any residual value guarantees or material restrictive covenants.

Lease expense for both operating and finance leases is recognized on a straight-line basis over the lease term and is recorded in operating expenses on the condensed consolidated statements of operations. Interest expense incurred on finance lease liabilities is calculated using the effective interest method and is recorded in interest expense on the condensed consolidated statements of operations.

In March 2022, the Company entered into a lease agreement to lease certain computer and technology equipment, which has not commenced. The Company does not have control over the construction or design of these assets.

The lease balances are located in the following positions on the condensed consolidated balance sheet:

	Balance Sheet Location	April 30, 2022
Assets
Operating	Deposits and other assets	$2,385
Financing	Property and equipment, net	159

Liabilities
Current
Operating	Other current liabilities	$755
Financing	Other current liabilities	92
Non-current
Operating	Other long-term liabilities	2,506
Financing		-

Total lease costs for the three months ended April 30, 2022 were:

Operating lease cost	$341
Short-term lease cost	542
Variable lease cost	46
Finance lease cost:
Amortization of right-of-use assets	23
Interest on lease liabilities	1
Total finance lease cost	$24

The following table summarizes future scheduled lease payments as of April 30, 2022:

	Operating Leases	Finance Leases
Remaining nine months of fiscal 2023	$745	$—
2024	755	96
2025	775	-
2026	797	-
2027	658	-
Total	3,730	96
Less: Imputed Interest	(469)	(4)
Present value of net lease payments	$3,261	$92

Lease liability, current portion	$755	$92
Lease liability, net of current portion	2,506	-
Total lease liability	$3,261	$92

Supplemental information and non-cash activities related to operating and finance leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$416
Operating cash flows from finance leases	1
Financing cash flows from finance leases	96
$513
Weighted average remaining lease term (in years)
Operating leases	4.33
Finance leases	1.75
Weighted average discount rate
Operating leases	6.25
Finance leases	5.67

Disclosures Related to Periods Prior to Adoption of the New Lease Standard

The Company recorded rent expense of $295 for the three months ended April 30, 2021.

The minimum aggregate future obligations under noncancelable operating leases as of January 31, 2022 were as follows:

Year ending January 31,
2023	$1,025
2024	755
2025	775
2026	797
2027	658
$4,010

As the Company did not hold finance leases as of January 31, 2022, there were no future minimum lease payments under finance leases at that time.

9. Income Taxes

The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (0.1)% and (0.4)% for the three months ended April 30, 2022 and 2021, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets and impact of foreign tax rate differential.

10. Related Party Transactions

Product, subscription and support revenue from Related Parties

Certain investors and companies who the Company is affiliated with purchased software, subscription and support revenue during the periods presented. The Company recognized $527 and $436 of revenue from contracts with related parties for the three months ended April 30, 2022 and 2021, respectively. The corresponding receivable was $3,233 as of each of April 30, 2022 and January 31, 2022.

11. Net Loss Per Share Attributable to Common Stockholders

Net Loss per common share

The Company computes basic earnings per share (EPS) by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS reflects the effect of potential shares that would be issued if stock option awards, RSUs, warrants, and preferred shares, to the extent issued, were converted into common stock, to the extent dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,
	2022	2021
Numerator: Net loss	$(33,168)	$(15,500)
Denominator: Basic and Diluted Weighted-average shares in computing net loss per share attributable to common stockholders	99,305	67,182
Net loss attributable to common stockholders—basic and diluted	$(0.33)	$(0.23)

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

	As of April 30, 2022	As of April 30, 2021
Shares of common stock issuable from stock options	1,025	1,731
Total RSUs unvested	14,949	17,635
Warrants	8,606	-
Potential common shares excluded from diluted net loss per share	24,580	19,366

There were no Legacy IronNet Warrants outstanding as of April 30, 2021 due to the fact that the Legacy LGL interim condensed consolidated balance sheet was consolidated and combined with Legacy IronNet as of the effective date of the Merger in August 2021.

12. Deferred Payroll Taxes

In fiscal year 2021, Legacy IronNet elected to defer the Company's portion of payroll taxes, as permitted under the CARES Act. 50% of the deferred balance was paid in December 2021, with the remaining 50% due on December 31, 2022. The balance of the payroll tax deferral is $689 as of April 30, 2022 and is included in other current liabilities on the condensed consolidated balance sheet.

13. Retirement Plans

We provide a retirement savings plan for the benefit of our employees, including our executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). The 401(k) plan provides that each participant may contribute up to an annual statutory limit. Participants who are at least 50 years old can also contribute additional amounts based on statutory limits for “catch-up” contributions. Under the plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. We also fully match employee contributions up to the first 4% of salary, which amounts are fully vested.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to “IronNet,” “we,” “us,” “our”, “the Company” and other similar terms refer to IronNet, Inc. and its subsidiaries after giving effect to the Merger.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"), and the annual consolidated financial statements for the year ended January 31, 2022 and related notes included in our Annual Report on Form 10-K filed on May 2, 2022 (the "Annual Report"). The interim condensed consolidated financial statements in this Quarterly Report are presented in U.S. dollars rounded to the nearest thousand, with the amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) rounded to the nearest tenth of a million. Therefore, differences in the tables between totals and sums of the amounts listed may occur due to such rounding.

This Quarterly Report contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “design,” “may,” “should,” or similar language are intended to identify forward-looking statements.

It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in the Annual Report under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” The impact of COVID-19 and its variants, as well as geopolitical tensions, such as Russia’s recent incursion into Ukraine, may also exacerbate these risks, any of which could have a material effect on us. All forward-looking statements included herein are made only as of the date hereof. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ending January 31, 2023 and ended January 31, 2022 are referred to herein as "fiscal 2023" and "fiscal 2022," respectively.

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

Software, Subscription and Support Revenue

Our primary line of business is the delivery of integrated software capabilities through our Collective Defense platform. The platform is comprised of two flagship products:

IronDefense is an advanced Network Detection Response ("NDR") solution that uses AI-driven behavioral analytics to detect and prioritize anomalous activity inside individual enterprises. IronNet leverages advanced AI/ML algorithms to detect previously unknown threats, which are those that have not been identified and “fingerprinted” by industry researchers), in addition to screening known threats, and applies its Expert System to prioritize the severity of the behaviors—all at machine speed and cloud scale.

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

Our Collective Defense platform is largely cloud-deployed (public or private), though it is also available in on-premise and hybrid environments, and is scalable to include small-to-medium businesses and public-sector agencies as well as multinational corporations. We provide professional cybersecurity services such as incident response and threat hunting, as well as programs to help customers assess cybersecurity governance, maturity, and readiness. Our cybersecurity services are designed to create shared long-term success measures with our customers, differentiating us from other cybersecurity vendors by working alongside customers as partners and offering consultative and service capabilities beyond implementation.

Our Collective Defense platform is a subscription-based pricing and flexible delivery model, with 80.9% of our revenue for the three months ended April 30, 2022 related to deployments involving our key public cloud providers Amazon Web Services and Microsoft Azure. We also support private cloud, or HCI such as Nutanix as well as on-premise environments through hardware and virtual options. To make it as easy as possible for customers to add Collective Defense into their existing security stack, we have built a rich set of APIs that enable integrations with standard security products, including SIEM, SOAR, EDR, NGFW tools, and cloud-native logs from the major public cloud providers.

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

During the three months ended April 30, 2022, we incurred a net loss of $33.2 million, of which $11.4 million related to non-cash expense related to stock-based compensation, and used $22.2 million in cash to fund our operations. As of April 30, 2022, we had $31.4 million of cash on hand to continue to fund our operations.

We expect our capital and operating expenditures to increase in connection with our ongoing activities, as we:

1.
continue to invest in research and development related to new technologies;
2.
increase our investment in marketing and advertising, as well as the sales and distribution infrastructure for our products and services;
3.
maintain and improve operational, financial, and management information systems;
4.
hire additional personnel;
5.
obtain, maintain, expand, and protect our intellectual property portfolio; and
6.
enhance internal functions to support our operations as a publicly-traded company.

Key Factors Affecting Performance

New Customer Acquisition

Our future growth depends in large part on our ability to acquire new customers. If our efforts to attract new customers are not successful, our revenue may decline in the future. Our IronDefense and IronDome platforms are designed to be used in conjunction with point solutions to capture and share critical data and findings to enable our behavioral analytics to identify threats and for defenders to respond more accurately and quickly. We believe that we have significant room to capture additional market share and intend to continue to invest in sales and marketing to engage prospective customers, increase brand awareness, and drive adoption of our solution.

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

	April 30,
	2022	2021

Recurring Software Customers	91	44
Year-over-year growth	107%	120%

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

	April 30,
	2022	2021
	($ in millions)
Annual recurring revenue	$30.1	$25.6
Year-over-year growth	18%	54%

Because we have contracts from government entities whose back to back renewal may be delayed due to availability of funding between budget and authorization cycles, potential changes in contract vehicles and increased requirements, ARR may temporarily decline over the periods where these interruptions are active across reporting period ends. During the quarter ended April 30, 2022, $4.9 million of ARR from such temporarily interrupted adversely affected the ending ARR of $30.1 million and the annual year over year increase of 18%. Had those contracts renewed without interruption, the Company would have reported an ARR of $35.0 million and an increase of 37%.

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

We calculate our dollar-based average contract length as follows:

a.
Numerator: We multiply the average total length of the contracts, measured in years or fractions thereof, by the respective revenue recognized for the three months ended April 30, 2022 and 2021, as applicable.
b.
Denominator: We use the revenue attributable to software and product customers for the three months ended April 30, 2022 and 2021 in the numerator. This effectively represents the revenue base that is being generated by those customers.

Dollar-based average contract length is obtained by dividing the Numerator by the Denominator. Our dollar-based average contract length increased from 2.8 to 3.2 years, or 14%, as of the end of the three month period ended April 30, 2022 as compared to the end of the three month period ended April 30, 2021. The re-emergence of longer term contracts in our average has led to the increase in our average contract length as of the end of the most recent reporting period. As a longer term trend, we continue to expect our average contract length to trend downward over time as our overall revenue and customer base continues to increase and broaden. Declines in average contract length are not reflective of the average lifetime of a customer.

	Three Months Ended April 30,
	2022	2021
	(in years)
Dollar-based average contract length	3.2	2.8

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

Calculated billings increased by $3.0 million, or 35%, for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021. We expect that calculated billings will be affected by timing of entering into agreements with customers and the mix of billings in each reporting period as we typically invoice customers multi-year or annually in advance and, to a lesser extent, monthly in advance.

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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated billings:

	Three Months Ended April 30,
	2022	2021	2022 vs 2021
	($ in millions)
Revenue	$6.7	$6.4	$0.3	5%
Add: Total Deferred revenue, end of period	38.5	36.2	2.3	6%
Less: Total Deferred revenue, beginning of period	33.6	34.0	(0.4)	(1)%
Calculated billings	$11.6	$8.6	$3.0	35%

Components of Our Results of Operations

Revenue

Our revenues are derived from sales of product, subscriptions, subscription-like software products and software support contracts as well as from professional services. Products, subscriptions and support revenues accounted for 96% our revenue in each of the three months ended April 30, 2022 and 2021. Professional services revenues accounted for 4% of our revenue in each of the three months ended April 30, 2022 and 2021.

Our typical customer contracts and subscriptions range from one to five years. We typically invoice customers annually, in advance. We combine intelligence dependent hardware and software licenses as well as subscription-type deliverables with the related threat intelligence and support and maintenance as a single performance obligation, as it delivers the essential functionality of our cybersecurity solution. Most companies also participate in the IronDome collective defense software solution that provides them access to our collective defense infrastructure linking participating stakeholders. As a result, we recognize revenue for this single performance obligation ratably over the expected term with the customer. Amounts that have been invoiced are recorded in deferred revenue or they are recorded in revenue if the revenue recognition criteria have been met. Judgment is required for the assessment of material rights relating to renewal options associated with our contracts.

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

Other income

Other income consists primarily of interest income.

Other expense

Other expense consists primarily of interest expense and foreign currency losses.

Provision for income taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes and withholding taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets.

Results of Operations

Comparison of the Three Months Ended April 30, 2022 and 2021

The following tables set forth our consolidated statement of operations data for each period presented:

	Three Months Ended April 30,
	2022	Percentage of Revenue	2021	Percentage of Revenue	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$6,443	96%	$6,137	96%	$306	5%
Professional services revenue	245	4%	240	4%	5	2%
Total revenue	6,688	100%	6,377	100%	311	5%
Cost of product, subscription and support revenue	2,330	35%	1,754	28%	576	33%
Cost of professional services revenue	165	2%	184	3%	(19)	(10)%
Total cost of revenue	2,495	37%	1,938	30%	557	29%
Gross profit	4,193	63%	4,439	70%	(246)	(6)%
Operating expenses
Research and development	10,727	160%	6,891	108%	3,836	56%
Sales and marketing	10,667	159%	7,149	112%	3,518	49%
General and administrative	15,586	233%	5,720	90%	9,866	172%
Total operating expenses	36,980	553%	19,760	310%	17,220	87%
Operating loss	(32,787)	-490%	(15,321)	-240%	(17,466)	114%
Other income	10	-	8	-	2	25%
Other expense	(380)	-6%	(129)	-2%	(251)	195%
Loss before income taxes	(33,157)	-496%	(15,442)	-242%	(17,715)	115%
Provision for income taxes	(11)	-	(58)	-1%	47	(81)%
Net loss	$(33,168)	-496%	$(15,500)	-243%	$(17,668)	114%

Revenue

Total revenue increased by $0.3 million or 5% in the three months ended April 30, 2022, as compared to the same period in fiscal 2022.

Product, subscription and support revenue increased by $0.3 million or 5% primarily due to the net effect of the Company’s transition from contracts that had material nonrecurring elements which would not renew in full, replaced by revenues from contract forms that were designed to fully renew with legacy customers and signing new customers.

Professional services revenue increased $0.01 million or 2% in the three months ended April 30, 2022, as compared to the same period in fiscal 2022.

Cost of Revenue

Total cost of revenue increased by $0.6 million or 29%, in the three months ended April 30, 2022, as compared to the same period in fiscal 2022. Cost of product, subscription and support revenue increased by $0.6 million or 33%, in the three months ended April 30, 2022, as compared to the same period in fiscal 2022. The increase was due primarily to an increase in customer count, costs incurred to fully ramp cloud hosting environments related to a significant revenue customer that was onboarded in fiscal year 2021, and an increase of $0.2 million in equipment warranty costs related to inventory on hand held in readiness for large future contracts.

Cost of professional service cost of revenue decreased by $0.02 million in the three months ended April 30, 2022.

Gross Profit and Gross Margin

Mix changes in cost of revenue resulted in a decrease in software, subscription, and support gross margin to 64% in the three months ended April 30, 2022, as compared to 71% in the same period in fiscal 2022, and an increase in professional services gross margin to 33% in the three months ended April 30, 2022 as compared to 23% in the same period in fiscal 2022. The period over period decrease in margin for software was primarily the result of cloud costs for a significant revenue customer that ramped up in the second half of fiscal 2022 and an increase in warranty costs related to inventory held in readiness for large future contracts. Without the warranty costs related to inventory on hand, software margins would have been 67%. Professional services margin will continue to be volatile contract to contract as we scale our business.

We expect that gross margins will improve in the near term. Margins may remain volatile compared to fiscal 2022 due to the continuing presence of large contracts in our revenue mix.

The following tables show gross profit and gross margin, respectively, for software products and support revenue and professional services revenue for the three months ended April 30, 2022 and 2021.

	Three Months Ended April 30,
	2022	2021	Change $	Change %
	($ in thousands)
Product, subscription and support gross profit	$4,113	$4,383	$(270)	(6)%
Professional services gross profit	80	56	24	43%
Total gross profit	$4,193	$4,439	$(246)	(6)%

	2022	2021	Change
Product, subscription and support margin	63.8%	71.4%	(7.6)%
Professional services margin	32.7%	23.3%	9.4%
Total gross margin	62.7%	69.6%	(6.9)%

Operating expenses

Research and development

Research and development expenses increased by $3.8 million or 56% in the three months ended April 30, 2022, primarily due to non-cash stock compensation expenses of $2.5 million and ramping resources to support product development. The remaining increase of $1.3 million was driven by the ramping of external costs to support product development and the increase in internal headcount, with some increase driven by cloud computing costs. At 160% of total revenues in the three months ended April 30, 2022, as compared to 108% in the same period in fiscal 2022, we expect that our overall research and development expenditure rate as a percentage of revenues will decline in the future.

Sales and marketing

Sales and marketing cost increased by $3.5 million or 49% in the three months ended April 30, 2022, primarily due to non-cash stock compensation of $1.9 million. The remaining increase of $1.6 million is due to the expansion of our sales and marketing efforts. At 159% of revenues in the three months ended April 30, 2022 as compared to 112% in the same period in fiscal 2022, we expect that our overall sales and marketing expenditure rates as a percentage of revenues will decline in the future.

General and administrative

General and administrative costs increased by $9.9 million or 172% in the three months ended April 30, 2022, primarily due to non-cash stock compensation of $7.0 million and an increase in costs related to becoming a publicly traded company and the overall efforts to grow and support business operations, including increased headcount, directors and officers insurance costs, and the implementation of systems to support operations as a public company. General and administrative expenses in the three months ended April 30, 2022 were at 233% of total revenues as compared to 90% in the same period in fiscal 2022. We expect that our overall general and administrative expenditure rates as a percentage of revenues will decline in the future.

Other income

The net fluctuation of other income was immaterial to the results of operations.

Other expense

Other expense increased by $0.3 million or 195% in the three months ended April 30, 2022, primarily as the result of a settlement of a pre-Merger claim against LGL.

Provision for income taxes

The change in provision for income taxes was immaterial to the results of operations primarily due to our continued net loss position, the accumulation of net loss carryforwards, and offsetting valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and negative cash flows from operations since inception. Through April 30, 2022, we have funded our operations with proceeds from sales of common stock and redeemable convertible preferred stock, proceeds related to the public trust shares held by Legacy LGL that were received as part of the Merger and recapitalization, loans, and receipts from sales of our products and services to customers in the ordinary course of business. As of April 30, 2022, we had cash and cash equivalents of $31.4 million, with no debt outstanding. Our primary source of liquidity is cash flows from operating activities, which may be supplemented by our equity line of credit facility described below.

Tumim Stone Capital Committed Equity Financing

On February 11, 2022, we entered into the Purchase Agreement with Tumim, pursuant to which Tumim has committed to purchase up to $175 million of common stock (the “Total Commitment”), at our direction from time to time, subject to the satisfaction of the conditions in the Purchase Agreement. Also on February 11, 2022, we entered into a registration rights agreement with Tumim (the “Registration Rights Agreement”), pursuant to which we have filed with the SEC a registration statement to register for resale under the Securities Act the shares of common stock that may be issued to Tumim under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the Registration Rights Agreement, we paid a cash fee of $1.75 million, or 1% of the Total Commitment, to Tumim as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement.

The sales of common stock by us to Tumim under the Purchase Agreement, if any, will be subject to certain limitations and may occur, from time to time at our sole discretion, over the approximately 36-month period commencing upon the date of initial satisfaction of all conditions to Tumim’s purchase obligations set forth in the Purchase Agreement (the “Commencement Date”). From and after the Commencement Date, we will have the right, but not the obligation, from time to time at our sole discretion, to direct Tumim to purchase certain amounts of our common stock, subject to certain limitations in the Purchase Agreement, that we specify in purchase notices that we deliver to Tumim under the Purchase Agreement (each such purchase, a “Purchase”). Shares of common stock will be issued to Tumim at either a (i) 3% discount to the average daily volume weighted average price (the “VWAP”) of the common stock during the three consecutive trading days from the date that a purchase notice with respect to a particular purchase (a “VWAP Purchase Notice”) is delivered to Tumim (a “Forward VWAP Purchase”), or (ii) 5% discount to the lowest daily VWAP during the three consecutive trading days from the date that a VWAP Purchase Notice with respect to a particular purchase is delivered to Tumim (an “Alternative VWAP Purchase”). Each VWAP Purchase Notice to Tumim will specify whether the applicable purchase is a Forward VWAP Purchase or an Alternative VWAP Purchase, and will direct that Tumim purchase the applicable number of shares of common stock at the applicable purchase price. There is no upper limit on the price per share that Tumim could be obligated to pay for the common stock under the Purchase Agreement. The purchase price per share of common stock to be sold in a Purchase will be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

Based on the current price of our common stock as of the date of this report, we estimate that we would be able to raise approximately $25 million in proceeds under the Purchase Agreement due to the ownership limitations set forth in the Purchase Agreement.

Outlook and Liquidity Requirements

As of April 30, 2022, we had cash and cash equivalents of $31.4 million and collectable receivables of $14.6 million. We continue to benefit from being debt free, having paid off previous balances on our PPP Loan and SVB Bridge facility, as well as continuing to fund our operations from the proceeds of the business combination with Legacy LGL that closed on August 26, 2021, pursuant to which we secured gross funding of $138.25 million. We have also secured a $175 million equity line with Tumim Capital, which remains available, subject to a number of conditions and limitations on the amount we may draw at a particular point in time and in the aggregate, to fund future operations in the absence of any material adverse conditions. Based on our forecast and the proceeds from the recent merger, as well as plans which could be executed to moderate internal and external expenditures as needed, we believe we have sufficient liquidity to fund operations for a period of at least 12 months from the issuance of these financial statements.

This estimate does not take into account potential sales of our common stock to Tumim under the Purchase Agreement, or payments under new contracts with strategic customers that we currently expect to enter into prior to the end of the fiscal year, each of which could extend this period. We also plan to continue to maintain efficient operations and to reduce certain expenses over the next several quarters in an effort to make the most effective use of our cash on hand.

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

Cash Flows

For the Three Months Ended April 30, 2022 and 2021

The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2022	2021
	(in millions)
Net cash used in operating activities	$(22.2)	$(12.1)
Net cash used in investing activities	$(0.9)	$(0.7)
Net cash provided by financing activities	$6.9	$0.3

Operating Activities

Net cash used in operating activities during the three months ended April 30, 2022 was $22.2 million, which primarily resulted from a net loss of $33.2 million, of which $11.4 million was attributable to non-cash stock based compensation. The remaining $21.8 million of the net loss accounted for much of the net cash used in operating activities, with an increase in the receivables balance of $4.8 million due to lower cash collections, largely being offset by an increase in deferred revenue of $4.9 million from customer payments that had not yet been recognized as revenue.

Net cash used in operating activities during the three months ended April 30, 2021 was $12.1 million, which resulted from a net loss of $15.5 million adjusted for non-cash charges of $0.2 million for depreciation and amortization expense. Cash used in operating activities during the three months ended April 30, 2021 benefited from the increased in deferred revenue of $2.2 million, offset by an increase in deferred and prepaid expenses of $1.6 million.

The $10.1 million increase in net cash used in operating activities in the three months ended April 30, 2022 as compared to the same period in fiscal 2022 was driven by an increase in cash operating expenses of approximately $5.5 million, primarily due to the new recurring costs of operating as a public company of $2.6 million and increases in sales and marketing expense of $1.3 million and research and development costs of $1.6 million, an increase in receivables of $5.0 million, a decrease in other current assets of $0.2 million, and a decrease in accounts payable of $2.0 million, offset by an increase in deferred revenue of $2.8 million and other minor cash activity.

Investing Activities

Net cash used in investing activities of $0.9 million and $0.7 million during the three months ended April 30, 2022 and 2021, respectively, was due solely to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $6.9 million during the three months ended April 30, 2022 was primarily due to $8.8 million net cash proceeds received to fund employees' tax withholding obligations associated with vested RSUs, which is disbursed to the appropriate taxing authorities, offset by the $1.8 million payment to Tumim for the commitment fee.

Net cash provided by financing activities of $0.3 million during the three months ended April 30, 2021 was primarily due to net proceeds from our issuance of common stock of $0.2 million and proceeds from stock subscriptions of $0.1 million.

Contractual Obligations

Our principal commitments consist of lease obligations for office space. For more information regarding our lease obligations, see Note 8 to the interim condensed consolidated financial statements.

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

The critical accounting policies, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

Our revenues are derived from sales of software, subscriptions, support and maintenance, and other services. We satisfy performance obligations to recognize revenue for a single performance obligation ratably over the expected term with the customer.

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
5.
Recognition of revenue when, or as, we satisfy performance obligations—We satisfy performance obligations either over time or at a point in time. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Costs to Obtain or Fulfill a Contract

We capitalize incremental costs of obtaining a non-cancelable subscription and support revenue contract and on professional services revenue as contract acquisition costs. The capitalized amounts consist primarily of sales commissions paid to our direct sales force. The capitalized amounts are recoverable through future revenue streams under all non-cancelable customer contracts. Amortization of capitalized costs, which occurs on a straight line basis, is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. Contract fulfillment costs include appliance hardware and installation costs that are essential in providing the future benefit of the solution, which are also capitalized. We amortize our contract fulfillment costs ratably over the contract term in a manner consistent with the related revenue recognition on that contract and are included in cost of revenue.

Stock-Based Compensation

Stock compensation expense for stock options is recognized on a straight line basis and with a provision for forfeitures matched to historical experience for matured grant cohorts. Stock compensation expense for RSUs granted under the 2014 Plan, which contain both service and performance conditions, is recognized on a graded-scale basis matched to the length and vesting tranches for each grant. Stock compensation expense for RSUs granted under the 2021 Plan have only service vesting conditions. Expense will be recognized on a straight-line basis for all RSU awards with only service conditions. In the event that a RSU grant holder is terminated before the award is fully vested for RSUs granted under either Plan, the full amount of the unvested portion of the award will be recognized as a forfeiture in the period of termination. The fair value of RSUs is based on the fair value of our common stock on the date of the grant.

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

As of April 30, 2022, there was $57.2 million of unrecognized compensation cost related to unvested RSUs without performance obligations. The weighted average remaining vesting period was 3.38 years.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) Section A- Leases: Amendments to the FASB Accounting Standards Codification. The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. We adopted this standard and related amendments in the first quarter of fiscal 2023, using the modified retrospective approach.

The modified retrospective approach provides a method for recording existing leases at adoption with a cumulative adjustment to retained earnings. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any expired or existing leases as of the effective date. We also elected the practical expedient lease considerations to not allocate lease considerations between lease and non-lease components for real estate leases. As such, real estate lease considerations are treated as a single lease-component and accounted for accordingly.

We applied a portfolio approach to effectively account for the lease liabilities and right-of-use lease assets. We exclude leases with an initial term of 12 months or less from the application of Topic 842.

Adoption of the new standard resulted in the recording of $1.1 million and $2.7 million of current lease liabilities and long-term lease liabilities, respectively, and $2.9 million in corresponding right-of-use lease assets. The difference between the approximate value of the right-of-use lease assets and lease liabilities is attributable to deferred rent, which is comprised of tenant improvement allowance and rent abatement. The cumulative change in the beginning accumulated deficit was $0.02 million due to the adoption of Topic 842. There was no material impact on the Company’s condensed consolidated statement of operations or consolidated statements cash flows. Comparative periods continue to be presented in accordance with legacy guidance in Topic 840.

Recently Issued Accounting Standards

Refer to Note 1 to our unaudited condensed consolidated financial statements included in this Form 10-Q for our assessment of recently issued and adopted accounting standards.

Commitments and Contingencies

Refer to Note 7, Commitments and contingencies, of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Foreign Currency Risk

The significant majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Singapore Dollar, British Pound, Japanese Yen and Australian Dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for fiscal 2023 or fiscal 2022. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2022. Based upon that evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with appropriate authorizations of our management and board of directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

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

Management determined that, as of January 31, 2022, we did not have a sufficient number of personnel with an appropriate degree of accounting and internal controls knowledge, experience, and training to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements, which resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, which constitutes a material weakness. This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over the accounting for stock-based compensation modifications. This material weakness resulted in the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended October 31, 2021. The error was corrected within our Annual report on Form 10-K, filed on May 2, 2022, resulting in the consolidated financial statements being correctly stated for the year ended January 31, 2022.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as set forth below, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Securities Litigation

On April 22, 2022, a federal securities class action lawsuit, captioned Grad v. IronNet, Inc., et al., No. 1:22-cv-004499 (E.D. Va.), was filed by our purported stockholder in the United States District Court for the Eastern District of Virginia, or the Court, on behalf of a proposed class consisting of those who acquired our securities between September 15, 2021 and December 20, 2021. The complaint names us, our co-Chief Executive Officers, and our Chief Financial Officer as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for alleged misrepresentations and/or omissions in a September 14, 2021 press release regarding our business and financial prospects, our ability to predict the timing of significant customer opportunities, and our disclosure controls and procedures. The complaint seeks an unspecified amount of damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.

Motions by members of the proposed class to be appointed lead plaintiff are due by June 21, 2022. On May 20, 2022, the Court entered a stipulated order (i) suspending the defendants’ obligations to file any responsive pleadings or motions to the complaint; and (ii) requiring that, within 14 days after a lead plaintiff has been appointed by the Court, counsel for the lead plaintiff and the defendants submit a proposed schedule for the filing of an amended complaint and defendants’ response thereto.

We believe the claims are without merit, intend to defend the case vigorously, and have not recorded a liability related to this lawsuit because, at this time, we are unable to estimate reasonably possible losses or determine whether an unfavorable outcome is probable.

Item 1A. Risk Factors

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on May 2, 2022. A summary of these risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•	We have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.

•	We have a history of losses and we may not be able to achieve or sustain profitability in the future.

•

If organizations do not adopt cloud-enabled, and/or software as a service-delivered cybersecurity solutions that may be based on new and untested security concepts, our ability to grow our business and results of operations may be adversely affected.

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

•	Our international operations and plans for future international expansion expose us to significant risks, and failure to manage those risks could adversely impact our business.

Except as set forth below, there have been no material changes to the risk factors set forth in the Annual Report on Form 10-K filed with the SEC on May 2, 2022. However, the risk factors described in this Quarterly Report and in the Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects and cause the trading price of our common stock to decline.

If organizations do not adopt cloud-enabled, and/or SaaS-delivered cybersecurity solutions that may be based on new and untested security concepts, our ability to grow our business and results of operations may be adversely affected.

Our future success depends on the growth in the market for cloud-enabled and/or SaaS-delivered cybersecurity solutions. The use of SaaS solutions to manage and automate security and IT operations is rapidly evolving. As such, it is difficult to predict our potential growth, customer adoption and retention rates, customer demand for our solutions, or the success of existing or future competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our solutions and those of our competitors. If our solutions do not achieve widespread adoption or there is a reduction in demand for our solutions due to a lack of customer acceptance, technological challenges, competing products, privacy or other liability concerns, decreases in corporate spending, weakening economic conditions, or otherwise, it could adversely affect our business, results of operations and financial results, resulting from such things as early terminations, reduced customer retention rates, or decreased sales. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the cybersecurity industry specifically, and negatively affect the rate of growth of our business. We do not know whether the trend in adoption of cloud- enabled and/or SaaS-delivered cybersecurity solutions that we have experienced in the past will continue in the future. Furthermore, if we or other SaaS security providers experience security incidents, loss, or disclosure of customer data, disruptions in delivery, or other problems, the market for SaaS solutions as a whole, including our security solutions, could be negatively affected.

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

The COVID-19 pandemic and other recent global events could adversely affect our business, operating results and future revenue.

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

More generally, the COVID-19 pandemic, including the emergence of variant strains of COVID-19, the ongoing conflict between Russia and Ukraine, inflation higher than we have seen in decades and supply chain issues have adversely affected economies and financial markets globally, and continued uncertainty could lead to a prolonged economic downturn, which could result in a larger customer turnover than is currently anticipated, reduced demand for our products and services, and increased length of sales cycles, in which case our revenues could be significantly impacted. The impact of the COVID-19 pandemic and other global events may also exacerbate other risks discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. It is not possible at this time to estimate the impact that the COVID-19 pandemic and other global events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

Weakened global economic conditions, including those from the recent COVID-19 pandemic and global events, may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments, downturns and global health crises or pandemics seemingly unrelated to us or the cybersecurity industry, may harm us, including due to disruptions or restrictions on our employees’ ability to work and travel. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, outbreaks of COVID-19 and the resulting impact on business continuity and travel, supply chain disruptions, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the US, UK and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and throughout the rest of the world, our customers may be negatively impacted, which in turn may cause them to delay purchasing decisions, affect subscription renewal rates and otherwise depress our customers’ spending levels. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We have current and potential new customers throughout Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, including as a result of COVID-19 or otherwise, many customers may delay or reduce their cybersecurity spending.

The factors discussed above have and may continue to influence our customers’ behavior, spending patterns and general demand for our platform and services and prompt our customers to take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity as they monitor global economic conditions and the risk of a global recession. The growth of our revenues and potential profitability of our business depends on demand for our platform and services generally, and business spend management specifically. In addition, our revenues are dependent on the number of users of our services. Historically, during economic downturns there have been reductions in spending on cybersecurity as well as pressure for extended billing terms or pricing discounts, which would limit our ability to grow our business and negatively affect our operating results. These conditions affect the rate of cybersecurity spending and could adversely affect our customers’ ability or willingness to subscribe to our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, all of which could harm our operating results.

If our customers do not renew their subscriptions for our products, our future results of operations could be harmed.

In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our platform and solutions when existing contract terms expire, and that we expand our commercial relationships with our existing customers by selling additional subscriptions. Our customers have no obligation to renew their subscriptions after the expiration of their contractual subscription period, which is generally one year, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for shorter contract subscription lengths or cease using certain solutions. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our pricing, customer security and networking issues and requirements, our customers’ spending levels, mergers and acquisitions involving our customers, industry developments, competition and general economic conditions. Our public sector customers are also subject to budgetary cycles and funding authorizations, and funding reductions or delays can result in delays in such customers renewing their contracts with us. We have experienced several of these delays in the current fiscal year, which has delayed our ability to grow our annual recurring revenue and therefore reduced revenues below our previous expectations, in addition to delaying expected cash flows. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, results of operations, and financial condition may materially suffer.

A limited number of customers represent a substantial portion of our revenue. If we fail to retain these customers, our revenue could decline significantly.

We derive a substantial portion of our revenue from a limited number of customers. For the fiscal year 2022, six customers accounted for approximately one-half of our revenue, with two of those customers accounting for over 20% of our annual revenue. During the first quarter of fiscal 2023, two customers also accounted for over 20% of our revenue. However, two customers who had each represented more than 10% of our revenue in the first quarter of 2022 were no longer significant customers in the first quarter of fiscal 2023.

As a result of our customer concentration, which can vary from period to period, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of these customers or any other significant future customer. Any of our significant customers may decide to purchase less than they have in the past, may alter their purchasing patterns at any time with limited notice, or may decide not to continue to license our products at all, any of which could cause our revenue to decline and adversely affect our financial condition and results of operations. If we do not further diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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
•
negative media coverage or publicity;
•
political events, including the ongoing conflict between Russia and Ukraine;
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

Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable, subject to budgetary uncertainty and typically involves long sales cycles. We have made significant investments to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. In fiscal 2022 and so far in fiscal 2023, several contracts that we previously expected would be signed with government organizations have not yet materialized due to funding delays. Although we anticipate that they may increase in the future, sales to U.S. federal, state and local governmental agencies have not accounted for, and may never account for, a significant portion of our revenue. U.S. federal, state and local government sales are subject to a number of challenges and risks that may adversely impact our business. Sales to such government entities include the following risks:

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

Retaining or expanding our current levels of personnel and products offerings may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. The failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business. Accordingly, we may need to engage in equity or debt financings to secure additional funds. In March 2022, we entered into an equity line of credit facility under which we may sell shares of common stock for proceeds of up to $175 million subject to a number of conditions and limitations set forth in the purchase agreement for the facility. Many of these limitations depend on the prevailing stock price of our common stock. Based on the current price of our common stock as of the date of this report, we estimate that we would not be able to raise more than approximately $25 million in proceeds under the facility before certain of the ownership limitations would be exceeded. In addition, if we raise additional equity financing, whether under the equity line of credit facility or otherwise, stockholders may experience significant dilution of their ownership interests and the market price of the common stock could decline. If we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. In addition, adverse macroeconomic developments, including without limitation inflation, slowing economic growth, rising interest rates or a potential economic recession, may reduce our ability to access such capital. Any of the above could harm our business, results of operations and financial condition.

Our international operations and plans for future international expansion expose us to significant risks, and failure to manage those risks could adversely impact our business.

We derived 9% and 14% of our total revenue from our international customers for the periods ended April 30, 2022 and 2021, respectively. Our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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

Adverse changes in global, regional or local economic conditions, including recession or slowing growth, the COVID-19 pandemic or other global or local health issues, changes or uncertainty in fiscal, monetary, or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses including on IT infrastructure, increases in unemployment, and lower consumer confidence and spending, periodically occur. Increased costs for supply chain expenses, driven in part by inflation, have negatively impacted our results of operations and may continue to impact our results of operations. Inflation may also continue to cause increased supply, employee, facilities and infrastructure costs, decreased demand for our services and volatility in the financial markets. To the extent such inflation continues, increases or both, it may reduce our margins and have a material adverse effect on our results of operations.

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

A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage could have a material adverse impact on our business, results of operations and financial condition. Natural disasters could affect our personnel, data centers, supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In addition, climate change could result in an increase in the frequency or severity of natural disasters. In the event that we or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, we could result in missed financial targets, such as revenue, for a particular quarter. In addition, computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks have become more prevalent in the cybersecurity industry, and our internal systems may be victimized by such attacks. Likewise, we could be subject to other man-made problems, including but not limited to power disruptions, terrorist acts and the ongoing conflict between Russia and Ukraine.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

IRONNET, INC.

Date:	June 14, 2022	By:	/s/ James C. Gerber
James C. Gerber
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)