Form 10-Q
period 2022-07-31
IronNet, Inc.
filed 2022-09-14
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

There were 101,918,919 shares of Common Stock, par value $0.0001 per share, outstanding as of September 9, 2022.

IronNet, Inc.

Table of Contents

FORM 10‑Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IronNet, Inc.

Condensed Consolidated Balance Sheets

($ and share data in thousands, except par value per share)

(unaudited)

	July 31,	January 31,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$9,650	$47,673
Accounts receivable	5,430	1,991
Unbilled receivables	564	4,637
Related party receivables and loan receivables	3,233	3,233
Accounts, related party and loans receivable	9,227	9,861
Inventory	6,588	4,581
Deferred costs	2,712	2,599
Prepaid warranty	1,021	829
Prepaid expenses	2,565	3,660
Other current assets	2,382	1,458
Total current assets	$34,145	$70,661
Deferred costs	3,413	3,243
Property and equipment, net	6,228	5,606
Prepaid warranty	1,209	1,229
Deposits and other assets	2,688	493
Total assets	$47,683	$81,232

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,253	$2,348
Accrued expenses	10,762	4,709
Deferred revenue	20,461	16,049
Deferred rent	-	159
Income tax payable	468	542
Other current liabilities	1,469	689
Total current liabilities	36,413	24,496
Deferred revenue	13,618	17,517
Deferred rent	-	769
Warrants	4	7
Other long-term liabilities	2,355	-
Total liabilities	$52,390	$42,789
Stockholders’ equity
Preferred stock, $0.0001 par value; 100,000 shares authorized; none issued or outstanding	-	-
Common stock; $0.0001 par value; 500,000 shares authorized; 101,649 and 88,876 shares issued and outstanding at July 31, 2022 and January 31, 2022, respectively	10	9
Additional paid-in capital	474,547	455,849
Accumulated other comprehensive income	6	271
Accumulated deficit	(479,270)	(417,686)
Total stockholders’ (deficit) equity	(4,707)	38,443
Total liabilities and stockholders' (deficit) equity	$47,683	$81,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Operations

($ in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Product, subscription and support revenue	$6,214	$5,770	$12,657	$11,907
Professional services revenue	394	306	639	546
Total revenue	6,608	6,076	13,296	12,453
Cost of product, subscription and support revenue	2,339	1,668	4,669	3,422
Cost of professional services revenue	149	147	314	331
Total cost of revenue	2,488	1,815	4,983	3,753
Gross profit	4,120	4,261	8,313	8,700
Operating expenses
Research and development	9,715	7,571	20,442	14,462
Sales and marketing	8,754	7,687	19,420	14,836
General and administrative	13,433	5,965	29,020	11,685
Total operating expenses	31,902	21,223	68,882	40,983
Operating loss	(27,782)	(16,962)	(60,569)	(32,283)
Other income	24	8	34	16
Other expense	(664)	(248)	(1,044)	(377)
Loss before income taxes	(28,422)	(17,202)	(61,579)	(32,644)
Benefit (provision) for income taxes	7	35	(5)	(23)
Net loss	$(28,415)	$(17,167)	$(61,584)	$(32,667)

Basic and diluted net loss per common share	(0.28)	(0.25)	(0.61)	(0.49)
Weighted average shares outstanding, basic and diluted	101,352	67,421	100,346	67,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Comprehensive Loss

($ in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(28,415)	$(17,167)	$(61,584)	$(32,667)
Foreign currency translations adjustment, net of tax	(173)	(72)	(265)	(74)
Comprehensive loss	$(28,588)	$(17,239)	$(61,849)	$(32,741)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the Six Months Ended July 31, 2022 and 2021

($ in thousands, number of common stock in thousands)

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Subscription Notes Receivable	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2022	88,876	$9	$455,849	$(417,686)	$271	$-	$38,443
Exercise of stock options and delivery of vested restricted stock units	12,788	1	205	-	-	-	206
Statutory tax withholding related to net-share settlement of restricted stock units	(15)	-	(91)	-	-	-	(91)
Stock-based compensation	-	-	18,584	-	-	-	18,584
Net loss	-	-	-	(61,584)	-	-	(61,584)
Foreign currency translation adjustment, net of tax	-	-	-	-	(265)	-	(265)
Balance at July 31, 2022	101,649	$10	$474,547	$(479,270)	$6	$—	$(4,707)

Balance at January 31, 2021 as recasted (1)	66,934	$7	$180,853	$(175,039)	$39	$(835)	$5,026
Issuance of common stock	568	-	295	-	-	-	295
Interest earned on subscription notes receivable	-	-	6	-	-	(6)	-
Payments on subscription notes receivable	-	-	-	-	-	293	293
Stock-based compensation	-	-	27	-		-	27
Net loss	-	-	-	(32,667)		-	(32,667)
Foreign currency translation adjustment, net of tax	-	-	-	-	(74)	-	(74)
Balance at July 31, 2021	67,502	$7	$181,181	$(207,706)	$(35)	$(548)	$(27,101)

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

IronNet, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended July 31, 2022 and 2021

($ in thousands, number of common stock in thousands)

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Subscription Notes Receivable	Total Stockholders' Equity
	Shares	Amount
Balance at April 30, 2022	100,426	$10	$467,296	$(450,854)	$179	$-	$16,631
Exercise of stock options and delivery of vested restricted stock units	1,223	-	113	-	-	-	113
Statutory tax withholding related to net-share settlement of restricted stock units	-	-	-	-	-	-	-
Stock-based compensation	-	-	7,138	-	-	-	7,138
Net loss	-	-	-	(28,416)	-	-	(28,416)
Foreign currency translation adjustment, net of tax	-	-	-	-	(173)	-	(173)
Balance at July 31, 2022	101,649	$10	$474,547	$(479,270)	$6	$-	$(4,707)

Balance at April 30, 2021, as recasted (1)	67,348	$7	$181,083	$(190,539)	$37	$(777)	$(10,189)
Issuance of common stock	154	-	86	-	-	-	86
Interest earned on subscription notes receivable	-	-	2	-	-	(2)	-
Payments on subscription notes receivable	-	-	-	-	-	231	231
Stock-based compensation	-	-	10	-	-	-	10
Net loss	-	-	-	(17,167)	-	-	(17,167)
Foreign currency translation adjustment, net of tax	-	-	-	-	(72)	-	(72)
Balance at July 31, 2021	67,502	$7	$181,181	$(207,706)	$(35)	$(548)	$(27,101)

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

IronNet, Inc.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flows from operating activities
Net loss	$(61,584)	$(32,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,231	445
Gain on sale of fixed assets	(9)	-
Employee stock based compensation	18,584	27
Change in fair value of warrant liabilities	(3)	-
Non-cash interest expense	165	-
Changes in operating assets and liabilities:
Accounts, related party, and loans receivable	634	(1,164)
Deferred costs	(284)	289
Inventories	(2,007)	(137)
Prepaid expenses	1,095	(486)
Other current assets	(36)	-
Prepaid warranty	(172)	234
Deposits and other assets	504	(60)
Accounts payable	905	(200)
Accrued expenses	(580)	2,951
Income tax payable	(74)	15
Other current liabilities	(2)	-
Deferred rent	-	(67)
Deferred revenue	512	(425)
Operating lease liability	(582)
Net cash used in operating activities	(41,703)	(31,245)
Cash flows from investing activities
Purchases of property and equipment	(1,666)	(1,232)
Proceeds from the sale of fixed assets	10	-
Net cash used in investing activities	(1,656)	(1,232)
Cash flows from financing activities
Exercise of stock options and vesting of restricted stock units	206	295
Statutory tax withholding related to net-share settlement of restricted stock units	(91)	-
Cash received to fund employee tax obligation for vested RSUs	19,823	-
Cash remitted to fund employee tax obligation for vested RSUs	(12,395)	-
Payment of equity line commitment fee	(1,750)	-
Payment of common stock issuance costs	(96)	-
Payment of finance lease obligations	(96)	-
Proceeds from issuance of debt	-	15,000
Proceeds from stock subscriptions	-	293
Payment of deferred transaction costs	-	(486)
Net cash provided by financing activities	5,601	15,102
Effect of exchange rate changes on cash and cash equivalents	(265)	(61)
Net change in cash and cash equivalents	(38,023)	(17,436)
Cash and cash equivalents
Beginning of the period	47,673	31,543
End of the period	$9,650	$14,107
Supplemental disclosures of non-cash investing and financing activities
Non-cash deferred transaction costs	-	1,265
Interest earned on subscription notes receivable	-	6

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

The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ending January 31, 2023. The results of operations for the three and six months ended July 31, 2022 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending January 31, 2023 or any future period.

The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of July 31, 2022, its results of operations for the three and six months ended July 31, 2022 and 2021, changes in stockholders’ equity for the three and six months ended July 31, 2022 and 2021, and cash flows for the six months ended July 31, 2022 and 2021.

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

Liquidity

As of July 31, 2022, the Company had cash and cash equivalents of $9,650, receivables of $9,227, and no debt. In February 2022, the Company entered into an equity line with Tumim Stone Capital, LLC (“Tumim”) under which the Company may, in its discretion, sell shares of its common stock to Tumim for proceeds of up to $175,000, subject to various conditions and limitations set forth in the purchase agreement with Tumim. Proceeds from sales of common stock under the equity line facility with Tumim may be available to the Company to fund future operations in the absence of any material adverse conditions. Based on the current price of our common stock as of the date of this report, we estimate that we would not be able to raise more than approximately $20 million in proceeds under the equity line facility before certain of the ownership limitations applicable to Tumim would be exceeded.

On September 14, 2022, the Company also entered into a securities purchase agreement with 3i LP, or 3i, which is an affiliate of Tumim, pursuant to which the Company will issue a senior unsecured convertible promissory note to 3i for gross proceeds to the Company of $10,000 and may, subject to a number of conditions set forth in the securities purchase agreement with 3i, including specified minimum trading prices and trading volumes, and the repayment or conversion of a specified portion of the initial convertible promissory note, borrow an additional $15,000 from 3i on the same terms and conditions as will be set forth in the initial convertible promissory note. See Note 14 for more information.

The Company’s future capital requirements will depend on many factors, including, but not limited to the rate of its growth, its ability to attract and retain customers and their willingness and ability to pay for the Company's products and services, and the timing and extent of spending to support its multiple and ongoing efforts to market and continue to develop its products. Further, the Company may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. The proceeds available under the equity line with Tumim and under the convertible note financing with 3i may not be sufficient to fund the Company’s operations, in which case the Company will be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If additional funds are not available to the Company on acceptable terms, or at all, the Company’s business, financial condition, and results of operations would be adversely affected.

The Company plans to continue to focus its activities on serving cybersecurity detection and response efficiencies of large, critical infrastructure companies and enterprises, including an increased focus on critical suppliers in the defense industrial base. The Company believes that significant opportunities exist for the Company to expand in these sectors, both in the United States and allies of the United States abroad. Growing its position in these customer segments would provide for additional cash flows to be generated from the Company’s operations. Although the Company has historically been successful in securing and implementing customer contracts, uncertainties exist about the ultimate size of this market and the timing and ability of the Company to continue to secure and to expand opportunities in these customer segments.

In parallel with this increased customer focus, the Company is also reducing its operating expenses through a planned reduction in personnel and other reductions of expenses that are not closely directed towards these key focus areas. The Company is also working to improve its operating margins through modifications to its cloud-based computing architectures with a goal of improving efficiencies. Both actions are underway. As described in Note 14 below, the Company is undertaking a personnel reduction of approximately 35% of its workforce.

Despite the Company’s current operating plans to focus its business, to reduce its expenses and to improve its margins and mitigate uncertainties related to them, management believes that the Company may not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of these consolidated financial statements without additional financing. Management has concluded that this circumstance raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

Adoption of the new standard resulted in the recording of $974 and $2,654 of current operating lease liabilities and long-term operating lease liabilities, respectively, and $2,685 in corresponding right-of-use (“ROU”) lease assets on that date. The difference between the approximate value of the ROU lease assets and lease liabilities is attributable to deferred rent, which is comprised of tenant improvement allowance and rent abatement. The adoption of the new standard also resulted in recording $187 in current finance lease liabilities and $182 in corresponding ROU assets for finance leases as of the adoption date. The difference between the finance lease ROU lease assets and lease liabilities is not significant. The cumulative change in the beginning accumulated deficit was $20 due to the adoption of Topic 842 and there was no material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with legacy guidance in Topic 840. Refer to Note 8 for additional information.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2023 or the time at which the Company no longer qualifies as an EGC, with early adoption permitted. The Company elected to early adopt this ASU as of February 1, 2022 using the modified retrospective method. The adoption of ASU 2020-06 had an immaterial impact on the Company’s condensed consolidated financial statements and related disclosures for the six-month period ended July 31, 2022.

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

The following table presents revenue by geographic location:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
United States	$5,735	$5,523	$11,844	$10,985
International	873	553	1,452	1,468
Total	$6,608	$6,076	$13,296	$12,453

Substantially all of the Company’s long-lived assets are located in the United States.

2. Revenue

Product, Subscription and Support Revenue

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

Revenue from subscriptions, which allow customers to use our security software over a contracted period without taking possession of the software, and managed services, where we provide managed detection and response services for customers, is recognized over the contractual term. The cloud-based subscription revenue, where we also provide hosting, recognized for the three months ended July 31, 2022 and 2021 was $5,203 and $3,209, respectively, and for the six months ended July 31, 2022 and 2021 were $10,418 and $7,086, respectively. Overall product, subscription, and support revenue recognized for the three months ended July 31, 2022 and 2021, were $6,214 and $5,770, respectively, and for the six months ended July 31, 2022 and 2021, was $12,657 and $11,907, respectively.

Professional Services Revenue

The Company sells professional services, including cyber operations monitoring, security, training and tailored maturity assessments. Revenue derived from these services is recognized as the services are delivered.

Customer Concentration

For the six months ended July 31, 2022, two customers accounted for 23%, or $2,943, of the Company's revenue, and for the six months ended July 31, 2021, two customers accounted for 22%, or $2,702, of the Company’s revenue. Two customers represented 32% and 49% of the total accounts receivable balance as of July 31, 2022 and January 31, 2022, respectively.

Significant customers are those which represent at least 10% of the Company’s total revenue for a period. The following table presents customers that represented 10% or more of the Company’s total revenue in the respective periods:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
Customer A	12%	12%	11%	11%
Customer B	11%	12%	11%	11%
	23%	24%	22%	22%

Deferred Costs

Deferred costs consists of deferred contract fulfillment costs and deferred commissions. The Company defers contract fulfillment costs that include appliance hardware. The balances in deferred costs are as follows:

Balance at February 1, 2021	$2,805
Amounts recognized in cost of revenue	(616)
Costs deferred	341
Foreign exchange	(4)
Balance at July 31, 2021	$2,526

Balance at February 1, 2022	$4,604
Amounts recognized in cost of revenue	(6,104)
Costs deferred	5,485
Balance at July 31, 2022	$3,985

The balance of deferred commissions at July 31, 2022 and January 31, 2022 were $2,140 and $1,238, respectively. Deferred commissions are included in deferred costs on the condensed consolidated balance sheets, of which $945 is current and $1,195 is long-term as of July 31, 2022.

Deferred Revenue

Deferred revenue represents amounts received from and/or billed to customers in excess of revenue recognized. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met.

The balance in deferred revenue is as follows:

Balance at February 1, 2021	$34,044
Revenue recognized	(10,211)
Amounts deferred	9,901
Foreign exchange	(151)
Balance at July 31, 2021	$33,583

Balance at February 1, 2022	$33,566
Revenue recognized	(13,296)
Amounts deferred	13,809
Balance at July 31, 2022	$34,079

Remaining Performance Obligations

As of July 31, 2022, the remaining performance obligations totaled $44,887. The Company’s future recognition of revenue will be as follows:

Years Ending January 31,
2023 (6 months)	$13,493
2024	17,255
2025	11,610
2026	2,529
$44,887

3. Equity

Common Stock

As of July 31, 2022, the Company had 500,000 shares of common stock authorized and 101,649 shares of common stock issued and outstanding with a par value of $0.0001 per share.

Each share of Common Stock has 1 vote.

Tumim Common Stock Purchase Agreement

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

Pursuant to the terms of the Purchase Agreement, at the time the Purchase Agreement and the Registration Rights Agreement were signed, the Company paid a cash fee of $1,750, or 1% of the Total Commitment, to Tumim as consideration for its commitment to purchase shares of the Company's common stock under the Purchase Agreement. The cash paid related to the Commitment Fee was recorded in the condensed consolidated statement of cash flows as a financing activity. This fee will be expensed over the period of the agreement as a component of other expense.

As of July 31, 2022, there have been no purchases of common stock under the Purchase Agreement. Based on the current trading price of the Company’s common stock, the Company estimates that it would not be able to raise more than approximately $20 million in proceeds under the Purchase Agreement before certain of the ownership limitations applicable to Tumim would be exceeded.

Preferred Stock

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At July 31, 2022, there were no shares of preferred stock issued or outstanding.

Public Warrants

Public Warrants may only be exercised for a whole number of shares at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable in September 2021 and expire in August 2026 or earlier upon redemption or liquidation.

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

As of July 31, 2022, the Company had 8,596 Public Warrants outstanding and not exercised.

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

As of July 31, 2022, 7,290 shares remained available to issue under the 2021 Plan.

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

Presented below is a summary of stock options under the 2014 Stock Incentive Plan, as no stock options have been granted under the 2021 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value of Outstanding Options
Outstanding at February 1, 2022	1,317	$0.55	4.9	$3,773
Granted	-	-	-
Exercised	(396)	$0.52	4.4	675
Forfeited or expired	(17)	$0.54	3.7
Outstanding at July 31, 2022	904	$0.56	4.4	$1,502
Exercisable at July 31, 2022	904	$0.56	4.4	$1,502

For the three months ended July 31, 2022 and 2021, the Company recorded no compensation cost and $10 of compensation cost related to stock options, respectively. For the six months ended July 31, 2022 and 2021, the Company recorded an insignificant amount and $27 of compensation cost related to stock options, respectively. The fair value of the shares under stock options granted that vested during the six month periods ended July 31, 2022 and 2021 totaled $719 and $985, respectively.

Stock compensation expense for stock options is recognized on a straight line basis and with a provision for forfeitures matched to historical experience for matured grant cohorts. At July 31, 2022, there was no unrecognized compensation cost related to unvested stock options.

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

Presented below is a summary of the status of outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2022	10,310	$9.57
Granted	8,394	3.57
Vested	(2,817)	10.92
Forfeited or expired	(1,495)	8.06
Non-vested at July 31, 2022	14,392	$5.19

For the three months ended July 31, 2022, the Company recorded $7,121 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which $4,358 is associated with RSUs on a graded vesting schedule and $2,763 is associated with RSUs on a straight-line vesting schedule. For the six months ended July 31, 2022, the Company recorded $18,562 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which $12,946 is associated with RSUs on a graded vesting schedule and $5,616 is associated with RSUs on a straight-line vesting schedule. No stock-based compensation was recognized associated with RSUs in the three or six months ended July 31, 2021.

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

As of July 31, 2022, there was $48,450 of unrecognized compensation cost related to unvested RSUs without performance obligations. The weighted average remaining vesting period was 3.25 years.

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

The ESPP contains an evergreen provision that provides for an automatic annual share increase on February 1 of each year, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on January 31st of the preceding fiscal year, and (ii) 2,700 shares of Common Stock. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the ESPP increased by 889 shares on February 1, 2022, Inclusive of the prior limit of 2,700 shares, the new limit following the increase was 3,589 shares.

As of July 31, 2022, there were no purchases of shares for any eligible employee.

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

The Company’s Private Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants, as the transfer of a Private Warrant to anyone who is not a permitted transferee would result in the Private Warrant being converted to a Public Warrant. The Company determined that the fair value of each Private Warrant is equivalent to that of a Public Warrant. There have been observable transactions in the Company's Public Warrants and the Public Warrants had adequate trading volume between independent investors on the public market to provide a reliable indication of value. As of July 31, 2022, the fair value of the Private Warrants was equal to that of the Public Warrants as they had substantially the same terms. However, as they are not actively traded, they are listed as a Level 2 in the fair value hierarchy table below.

Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on their maturities and their availability for use in current operations.

The following table presents our assets measured at fair value on a recurring basis:

	July 31, 2022				January 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$102	$—	$—	$102	$102	$—	$—	$102
Total financial assets	$102	$—	$—	$102	$102	$—	$—	$102
Liabilities
Warrants	—	4	—	4	—	7	—	7
Total financial liabilities	$—	$4	$—	$4	$—	$7	$—	$7

6. Supplemental Balance Sheet Information

Accrued Expenses

Accrued expenses consisted of the following:

	July 31,	January 31,
	2022	2022
Accrued expenses	$1,817	$2,438
Taxes payable on behalf of employees related to vested RSUs	6,481	-
Unvouched payables	2,464	2,271
	$10,762	$4,709

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

The Company leases office space under the terms of noncancelable operating leases that expire at various dates through November 2026. Certain operating lease agreements provide for an annual 2.75% escalation of the base rent. The Company is also responsible for operating expenses, which are classified as variable lease costs. Lease terms may include options to extend or terminate the lease, typically at the Company’s own discretion. Renewal options are regularly evaluated and the renewal period will be included in the lease term when exercise of the renewal option is considered reasonably certain. There are no active leases that have a renewal option that is reasonably certain of being exercised.

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

In March 2022, the Company entered into a lease agreement to lease certain computer and technology equipment, which has not commenced. Upon commencement, we do not believe the ROU asset will be material. The Company does not have control over the construction or design of these assets.

The lease balances are located in the following positions on the condensed consolidated balance sheet:

	Balance Sheet Location	July 31, 2022
Assets
Operating	Deposits and other assets	$2,197
Financing	Property and equipment, net	136

Liabilities
Current
Operating	Other current liabilities	$689
Financing	Other current liabilities	93
Non-current
Operating	Other long-term liabilities	2,355
Financing		-

Total lease costs for the three and six months ended July 31, 2022 were:

	Three Months Ended	Six Months Ended
	July 31, 2022	July 31, 2022
Operating lease cost	$239	$605
Short-term lease cost	641	1,183
Variable lease cost	(4)	44
Finance lease cost:
Amortization of right-of-use assets	23	45
Interest on lease liabilities	1	3
Total finance lease cost	$24	$48

The following table summarizes future scheduled lease payments as of July 31, 2022:

	Operating Leases	Finance Leases
Remaining six months of fiscal 2023	$479	$—
2024	755	96
2025	775	-
2026	797	-
2027	658	-
Total	3,464	96
Less: Imputed Interest	420	3
Present value of net lease payments	$3,044	$93

Lease liability, current portion	$689	$93
Lease liability, net of current portion	2,355	-
Total lease liability	$3,044	$93

Supplemental information and non-cash activities related to operating and finance leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$699
Operating cash flows from finance leases	3
Financing cash flows from finance leases	96
$798
Weighted average remaining lease term (in years)
Operating leases	4.19
Finance leases	1.50
Weighted average discount rate
Operating leases	6.30%
Finance leases	5.67%

Disclosures Related to Periods Prior to Adoption of the New Lease Standard

The Company recorded rent expense of $297 and $592 for the three and six months ended July 31, 2021, respectively.

The minimum aggregate future obligations under noncancelable operating leases as of January 31, 2022 were as follows:

Year ending January 31,
2023	$1,025
2024	755
2025	775
2026	797
2027	658
$4,010

As the Company did not hold finance leases as of January 31, 2022, there were no future minimum lease payments under finance leases at that time.

9. Income Taxes

The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (0.01)% for the six months ended July 31, 2022 and (0.1)% for the six months ended July 31, 2021. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets and impact of foreign tax rate differential.

10. Related Party Transactions

Product, subscription and support revenue from Related Parties

Certain investors and companies who the Company is affiliated with purchased product, subscription and support revenue during the periods presented. The Company recognized $210 and $436 of revenue from contracts with related parties for the three months ended July 31, 2022 and 2021, respectively. The Company recognized $737 and $872 of revenue from contracts with related parties for the six months ended July 31, 2022 and 2021, respectively. The corresponding receivable was $3,233 as of each of July 31, 2022 and January 31, 2022. Of the corresponding receivable balance as of July 31, 2022, $1,950 has been subsequently collected.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator: Net loss	$(28,415)	$(17,167)	$(61,584)	$(32,667)
Denominator: Basic and Diluted Weighted-average shares in computing net loss per share attributable to common stockholders	101,352	67,421	100,346	67,303
Net loss attributable to common stockholders—basic and diluted	$(0.28)	$(0.25)	$(0.61)	$(0.49)

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

	As of July 31, 2022	As of July 31, 2021
Shares of common stock issuable from stock options	—	1,498
Unvested RSUs	14,382	17,576
Shares of common stock issuable upon conversion from preferred shares	—	22,832
Warrants	8,606	—
Potential common shares excluded from diluted net loss per share	22,988	41,906

There were no Legacy IronNet Warrants outstanding as of July 31, 2021 due to the fact that the Legacy LGL interim condensed consolidated balance sheet was consolidated and combined with Legacy IronNet as of the effective date of the Merger in August 2021.

12. Deferred Payroll Taxes

In fiscal year 2021, Legacy IronNet elected to defer the Company's portion of payroll taxes, as permitted under the CARES Act. 50% of the deferred balance was paid in December 2021, with the remaining 50% due on December 31, 2022. The balance of the payroll tax deferral is $689 as of July 31, 2022 and is included in other current liabilities on the condensed consolidated balance sheet.

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

14. Subsequent Events

Convertible Note Financing with 3i

On September 14, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with 3i pursuant to which the Company will issue to 3i an unsecured convertible promissory note for gross proceeds of $10,000. The Company expects to receive this debt funding on or before September 16, 2022, subject to the satisfaction of customary closing conditions. The initial promissory note will have a principal balance of $10,300 and will have an 18-month term. Outstanding principal amounts will accrue interest at a rate of 5% per year. Beginning on the first day of the calendar month after 90 days have elapsed from the issuance of the initial promissory note, the Company will be obligated to make 15 monthly installment payments of principal and accrued interest. Subject to conditions and limitations set forth in the securities purchase agreement, each of the Company and 3i may elect to convert outstanding principal and interest payments into shares of the Company’s common stock. Subject to a number of conditions set forth in the securities purchase agreement with 3i, including specified minimum trading prices and trading volumes, and the repayment or conversion of a specified portion of the initial convertible promissory note, the Company may borrow an additional $15,000 from 3i on the same terms and conditions as will be set forth in the initial convertible promissory note.

On September 14, 2022, the Company also entered into a registration rights agreement with 3i (the “Registration Rights Agreement”) pursuant to which it has committed to file with the SEC a registration statement to register for resale under the Securities Act the shares of common stock that may be issued to 3i upon conversion of principal and interest amounts due on the promissory notes that may be issued pursuant to the Securities Purchase Agreement.

Restructuring

On September 14, 2022, the Company announced that it plans to undertake a restructuring that will include a reduction to its current headcount of approximately 250 employees by approximately 35%. The Company expects to incur charges of approximately $1,000 in connection with the restructuring during the quarterly period ending October 31, 2022, primarily associated with one-time severance payments.

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

Product, Subscription and Support Revenue

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

Our Collective Defense platform is a subscription-based pricing and flexible delivery model, with 82.3% of our revenue for the six months ended July 31, 2022 related to deployments involving our key public cloud providers Amazon Web Services and Microsoft Azure. We also support private cloud, or HCI such as Nutanix as well as on-premise environments through hardware and virtual options. To make it as easy as possible for customers to add Collective Defense into their existing security stack, we have built a rich set of APIs that enable integrations with standard security products, including SIEM, SOAR, EDR, NGFW tools, and cloud-native logs from the major public cloud providers.

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

During the six months ended July 31, 2022, we incurred a net loss of $61.6 million, of which $18.6 million related to non-cash expense related to stock-based compensation, and used $41.7 million in cash to fund our operations. As of July 31, 2022, we had $9.7 million of cash on hand to continue to fund our operations.

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

	July 31,
	2022	2021

Recurring Software Customers	78	51
Year-over-year growth	77%	132%

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

	July 31,
	2022	2021
	($ in millions)
Annual recurring revenue	$26.5	$24.1
Year-over-year growth	10%	24%

Because we have contracts from government entities whose back to back renewal may be delayed due to the availability of funding between budget and authorization cycles, potential changes in contract vehicles, and increased requirements, ARR may temporarily decline in periods during which these interruptions are active across reporting period ends. During the six months ended July 31, 2022, $4.2 million of ARR from such temporary interruptions adversely affected the ending ARR of $26.5 million and the annual year over year increase of 4%. Had those contracts renewed without interruption, we would have reported an ARR of $30.7 million as of July 31, 2022 and an increase of 27% from the prior year.

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

We calculate our dollar-based average contract length as follows:

a.
Numerator: We multiply the average total length of the contracts, measured in years or fractions thereof, by the respective revenue recognized for the six months ended July 31, 2022 and 2021, as applicable.
b.
Denominator: We use the revenue attributable to software and product customers for the six months ended July 31, 2022 and 2021 in the numerator. This effectively represents the revenue base that is being generated by those customers.

Dollar-based average contract length is obtained by dividing the Numerator by the Denominator. Our dollar-based average contract length increased from 2.8 to 3.2 years, or 14%, as of July 31, 2022 as compared to the end of the same period in fiscal 2022. The re-emergence of longer term contracts in our average has led to the increase in our average contract length as of the end of the most recent reporting period.

	Six Months Ended July 31,
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

Calculated billings increased by $1.8 million, or 13%, for the six months ended July 31, 2022 as compared to the same period in fiscal 2022, and decreased by $1.3 million, or 59%, for the three months ended July 31, 2022 as compared to the same period in fiscal 2022. We expect that calculated billings will be affected by timing of entering into agreements with customers and the mix of billings in each reporting period as we typically invoice customers multi-year or annually in advance and, to a lesser extent, monthly in advance.

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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated billings:

	Three Months Ended July 31,
	2022	2021	2022 vs 2021
	(in millions)
Revenue	$6.6	$6.1	0.5	8%
Add: Total Deferred revenue, end of period	34.1	33.6	0.5	1%
Less: Total Deferred revenue, beginning of period	38.5	36.2	2.3	6%
Calculated billings	$2.2	$3.5	(1.3)	(59)%

	Six Months Ended July 31,
	2022	2021	2022 vs 2021
	(in millions)
Revenue	$13.3	$12.5	0.9	6%
Add: Total Deferred revenue, end of period	34.1	33.6	0.5	1%
Less: Total Deferred revenue, beginning of period	33.6	34.0	(0.4)	(1)%
Calculated billings	$13.8	$12.1	1.8	13%

Components of Our Results of Operations

Revenue

Our revenues are derived from sales of product, subscriptions, subscription-like software products and software support contracts as well as from professional services. Product, subscription and support revenues accounted for 94% our revenue in the three months ended July 31, 2022, 95% of our revenue in the same period in fiscal 2022, 95% of our revenue in the six months ended July 31, 2022, and 96% of our revenue in the same period in fiscal 2022. Professional services revenues accounted for 6% our revenue in the three months ended July 31, 2022, 5% of our revenue in the same period in fiscal 2022, 5% our revenue in the six months ended July 31, 2022, and 4% of our revenue in the same period in fiscal 2022.

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

Gross Profit

Gross profit, calculated as total revenue less total costs of revenue is affected by various factors, including the timing of our acquisition of new customers, renewals from existing customers, the data center and bandwidth costs associated with operating our cloud platform, the extent to which we expand our customer support organization, and the extent to which we can increase the efficiency of our technology and infrastructure through technological improvements. Also, we view our professional services in the context of our larger business and as a lead generator for potential future product sales. Because of these factors, our services revenue and gross profit may fluctuate over time.

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

Results of Operations

Comparison of the Three Months Ended July 31, 2022 and 2021

The following tables set forth our consolidated statement of operations data for each period presented:

	Three Months Ended July 31,
	2022	Percentage of Revenue	2021	Percentage of Revenue	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$6,214	94%	$5,770	95%	$444	8%
Professional services revenue	394	6%	306	5%	88	29%
Total revenue	6,608	100%	6,076	100%	532	9%
Cost of product, subscription and support revenue	2,339	35%	1,668	27%	671	40%
Cost of professional services revenue	149	2%	147	2%	2	1%
Total cost of revenue	2,488	38%	1,815	30%	673	37%
Gross profit	4,120	62%	4,261	70%	(141)	(3)%
Operating expenses
Research and development	9,715	147%	7,571	125%	2,144	28%
Sales and marketing	8,754	132%	7,687	127%	1,067	14%
General and administrative	13,433	203%	5,965	98%	7,468	125%
Total operating expenses	31,902	483%	21,223	349%	10,679	50%
Operating loss	(27,782)	-420%	(16,962)	-279%	(10,820)	64%
Other income	24	0%	8	0%	16	200%
Other expense	(664)	-10%	(248)	-4%	(416)	168%
Loss before income taxes	(28,422)	-430%	(17,202)	-283%	(11,220)	65%
Provision for income taxes	7	0%	35	1%	(28)	(80)%
Net loss	$(28,415)	-430%	$(17,167)	-283%	$(11,248)	66%

Revenue

Total revenue increased by $0.5 million or 9% in the three months ended July 31, 2022, as compared to the same period in fiscal 2022.

Product, subscription and support revenue increased by $0.4 million or 8% primarily due to the net effect of the Company’s transition from contracts that had material nonrecurring elements which would not renew in full, replaced by revenues from contract forms that were designed to fully renew with legacy customers and signing new customers.

Professional services revenue increased by $0.08 million or 29% in the three months ended July 31, 2022, as compared to the same period in fiscal 2022.

Cost of Revenue

Total cost of revenue increased by $0.7 million or 37% in the three months ended July 31, 2022, as compared to the same period in fiscal 2022. Cost of product, subscription and support revenue increased by $0.7 million or 40% in the three months ended July 31, 2022, as compared to the same period in fiscal 2022. The increase was due primarily to an increase in customer count and costs incurred to fully ramp cloud hosting environments related to a significant revenue customer that was onboarded in fiscal year 2021.

Cost of professional service cost of revenue increased by an immaterial amount in the three months ended July 31, 2022, as compared to the same period in fiscal 2022.

Gross Profit and Gross Margin

Mixed changes in cost of revenue resulted in a decrease in product, subscription and support gross margin to 62% in the three months ended July 31, 2022, as compared to 71% in the same period in fiscal 2022, and an increase in professional services gross margin to 62% in the three months ended July 31, 2022 as compared to 52% in the same period in fiscal 2022. The period over period decrease in margin for software was primarily the result of cloud costs for a significant revenue customer that ramped up in the second half of fiscal 2022 and an increase in warranty costs related to inventory held in readiness for large future contracts as well as duplicative charges that occurred while certain customers transitioned from their on-premises to cloud hosted deployment formats. Professional services margin will continue to be volatile contract to contract.

The following tables show gross profit and gross margin, respectively, for product, subscription and support revenue and professional services revenue for the three months ended July 31, 2022 and 2021.

	Three Months Ended July 31,
	2022	2021	Change $	Change %
	($ in thousands)
Product, subscription and support gross profit	$3,875	$4,102	$(227)	(6)%
Professional services gross profit	245	159	86	54%
Total gross profit	$4,120	$4,261	$(141)	(3)%

	Three Months Ended July 31,
	2022	2021	Change
Product, subscription and support margin	62.4%	71.1%	(8.7)%
Professional services margin	62.2%	52.0%	10.2%
Total gross margin	62.3%	70.1%	(7.8)%

Operating expenses

Research and development

Research and development expenses increased by $2.1 million or 28% in the three months ended July 31, 2022, as compared to the same period in fiscal 2022, primarily due to non-cash stock compensation expenses of $1.5 million. The remaining increase of $0.6 million was driven by the ramping of external costs to support product development and the increase in internal headcount, with some increase driven by cloud computing costs.

Sales and marketing

Sales and marketing cost increased by $1.1 million or 14% in the three months ended July 31, 2022, as compared to the same period in fiscal 2022, primarily due to non-cash stock compensation of $0.2 million. The remaining increase of $0.9 million is due to the expansion of our sales and marketing efforts.

General and administrative

General and administrative costs increased by $7.5 million or 125% in the three months ended July 31, 2022, as compared to the same period in fiscal 2022, primarily due to non-cash stock compensation of $5.5 million, an increase in costs related to becoming a publicly traded company, and the overall efforts to support business operations, including increased headcount, directors and officers insurance costs, and the implementation of systems to support operations as a public company.

Other income

The net fluctuation of other income was immaterial to the results of operations.

Other expense

Other expense increased by $0.4 million or 168% in the three months ended July 31, 2022 as compared to the same period in fiscal 2022, primarily as the result of a cumulative impact of foreign currency losses.

Provision for income taxes

The change in provision for income taxes was immaterial to the results of operations primarily due to our continued net loss position, the accumulation of net loss carryforwards, and offsetting valuation allowance.

Comparison of the Six Months Ended July 31, 2022 and 2021

The following tables set forth our consolidated statement of operations data for each period presented:

	Six Months Ended July 31,
	2022	Percentage of Revenue	2021	Percentage of Revenue	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$12,657	95%	$11,907	96%	$750	6%
Professional services revenue	639	5%	546	4%	93	17%
Total revenue	13,296	100%	12,453	100%	843	7%
Cost of product, subscription and support revenue	4,669	35%	3,422	27%	1,247	36%
Cost of professional services revenue	314	2%	331	3%	(17)	(5)%
Total cost of revenue	4,983	37%	3,753	30%	1,230	33%
Gross profit	8,313	63%	8,700	70%	(387)	(4)%
Operating expenses
Research and development	20,442	154%	14,462	116%	5,980	41%
Sales and marketing	19,420	146%	14,836	119%	4,584	31%
General and administrative	29,020	218%	11,685	94%	17,335	148%
Total operating expenses	68,882	518%	40,983	329%	27,899	68%
Operating loss	(60,569)	-456%	(32,283)	-259%	(28,286)	88%
Other income	34	0%	16	0%	18	113%
Other expense	(1,044)	-8%	(377)	-3%	(667)	177%
Loss before income taxes	(61,579)	-463%	(32,644)	-262%	(28,935)	89%
Provision for income taxes	(5)	0%	(23)	0%	18	(78)%
Net loss	$(61,584)	-463%	$(32,667)	-262%	$(28,917)	89%

Revenue

Total revenue increased by $0.8 million or 7% in the six months ended July 31, 2022, as compared to the same period in fiscal 2022.

Product, subscription and support revenue increased by $0.8 million or 6% primarily due to the net effect of the Company’s transition from contracts that had material nonrecurring elements which would not renew in full, replaced by revenues from contract forms that were designed to fully renew with legacy customers and signing new customers.

Professional services revenue increased by $0.09 million or 17% in the six months ended July 31, 2022, as compared to the same period in fiscal 2022.

Cost of Revenue

Total cost of revenue increased by $1.2 million or 33% in the six months ended July 31, 2022, as compared to the same period in fiscal 2022. Cost of product, subscription and support revenue increased by $1.2 million or 36% in the six months ended July 31, 2022, as compared to the same period in fiscal 2022. The increase was due primarily to an increase in customer count, costs incurred to fully ramp cloud hosting environments related to a significant revenue customer that was onboarded in fiscal year 2021.

Cost of professional services revenue decreased by $0.01 million in the six months ended July 31, 2022, as compared to the same period in fiscal 2022.

Gross Profit and Gross Margin

Mix changes in cost of revenue resulted in a decrease in product, subscription and support gross margin to 63% in the six months ended July 31, 2022, as compared to 71% in the same period in fiscal 2022, and an increase in professional services gross margin to 51% in the six months ended July 31, 2022, as compared to 39% in the same period in fiscal 2022. The period over period decrease in margin for software was primarily the result of cloud costs for a significant revenue customer that ramped up in the second half of fiscal 2022 and an increase in warranty costs related to inventory held in readiness for large future contracts as well as duplicative charges that occurred while certain customers transitioned from their on-premises to cloud hosted deployment formats. Without the warranty costs related to inventory on hand, software margins would have been 70%. Professional services margin will continue to be volatile contract to contract.

The following tables show gross profit and gross margin, respectively, for product, subscription and support revenue and professional services revenue for the six months ended July 31, 2022 and 2021.

	Six Months Ended July 31,
	2022	2021	Change $	Change %
	($ in thousands)
Product, subscription and support gross profit	$7,988	$8,485	$(497)	(6)%
Professional services gross profit	325	215	110	51%
Total gross profit	$8,313	$8,700	$(387)	(4)%

	Six Months Ended July 31,
	2022	2021	Change

Product, subscription and support margin	63.1%	71.3%	(8.2)%
Professional services margin	50.9%	39.4%	11.5%
Total gross margin	62.5%	69.9%	(7.4)%

Operating expenses

Research and development

Research and development expenses increased by $6.0 million or 41% in the six months ended July 31, 2022, as compared to the same period in fiscal 2022, primarily due to non-cash stock compensation expenses of $4.0 million and ramping resources to support product development. The remaining increase of $2.0 million was driven by the ramping of external costs to support product development and the increase in internal headcount, with some increase driven by cloud computing costs.

Sales and marketing

Sales and marketing cost increased by $4.6 million or 31% in the six months ended July 31, 2022, as compared to the same period in fiscal 2022, primarily due to non-cash stock compensation of $2.0 million. The remaining increase of $2.6 million is due to the expansion of our sales and marketing efforts.

General and administrative

General and administrative costs increased by $17.3 million or 148% in the six months ended July 31, 2022, as compared to the same period in fiscal 2022, primarily due to non-cash stock compensation of $12.5 million and an increase in costs related to becoming a publicly traded company and the overall efforts to support business operations, including increased headcount, directors and officers insurance costs, and the implementation of systems to support operations as a public company.

Other income

The net fluctuation of other income was immaterial to the results of operations.

Other expense

Other expense increased by $0.7 million or 177% in the six months ended July 31, 2022, as compared to the same period in fiscal 2022, primarily as the result of a settlement of a pre-Merger claim against LGL and the cumulative impact of foreign currency losses.

Provision for income taxes

The change in provision for income taxes was immaterial to the results of operations primarily due to our continued net loss position, the accumulation of net loss carryforwards, and offsetting valuation allowance.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and negative cash flows from operations since inception. Through July 31, 2022, we have funded our operations with proceeds from sales of common stock and redeemable convertible preferred stock, proceeds related to the public trust shares held by Legacy LGL that were received as part of the Merger and recapitalization, loans, and receipts from sales of our products and services to customers in the ordinary course of business. As of July 31, 2022, we had cash and cash equivalents of $9.7 million, with no debt outstanding as of that date. Our primary source of liquidity is cash flows from operating activities, which may be supplemented by our equity line of credit facility described below and other future financing agreements, including the convertible debt facility signed on the date of this report (see Note 14 to the financial statements included in this report for additional information).

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

Based on the current price of our common stock as of the date of this report, we estimate that we would be able to raise approximately $20 million in proceeds under the Purchase Agreement due to the ownership limitations set forth in the Purchase Agreement.

Outlook

Based on our current operating plan, management believes that we do not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of the condensed consolidated financial statements. Management has concluded that this circumstance raises substantial doubt about our ability to continue as a going concern.

Our estimate does not take into account potential sales of our common stock to Tumim under the Purchase Agreement, or payments under potential contracts with strategic customers. We also plan to reduce certain expenses over the next several quarters in an effort to make the most effective use of our cash on hand.

Our future capital requirements will continue to depend on many factors, including, but not limited to, our ability to attract and retain customers and their willingness and ability to pay for our products and services, and the timing and extent of spending to support our efforts to market and develop our products. Further, we may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. As such, we may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, our business, financial condition, and results of operations would be adversely affected.

Cash Flows

For the Six Months Ended July 31, 2022 and 2021

The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2022	2021
	(in millions)
Net cash used in operating activities	$(41.7)	$(31.2)
Net cash used in investing activities	$(1.7)	$(1.2)
Net cash provided by financing activities	$5.6	$15.1

Operating Activities

Net cash used in operating activities during the six months ended July 31, 2022 was $41.7 million, which primarily resulted from a net loss of $61.6 million, primarily driven by growth-related operating expenses exceeding the gross profits from sales, adjusted for non-cash charges of $20.0 million and net cash inflows of $0.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $18.6 million of stock compensation expense and $1.2 million of depreciation and amortization expense. Cash used in operating activities during the six months ended July 31, 2022 was primarily driven by a decrease in accrued expenses of $1.1 million, offset from the change in inventory of $2.0 million, which is the result of timing of new customer contracts.

Net cash used in operating activities during the six months ended July 31, 2021 was $31.2 million, which resulted from a net loss of $32.7 million, primarily driven by growth-related operating expenses exceeding the gross profits from sales, adjusted for non-cash charges of $0.5 million and net cash inflows of $1.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $0.4 million of depreciation and amortization expense. Cash used in operating activities during the six months ended July 31, 2021 benefited from the change in accrued expenses of $3.0 million, offset from the change in accounts receivable of $1.2 million, which is the result of timing of new customer contracts.

The $10.5 million increase in net cash used in operating activities in the six months ended July 31, 2022 as compared to the same period in fiscal 2022 was driven by an increase in cash operating expenses of approximately $8.7 million, primarily due to the new recurring costs of operating as a public company of $4.2 million and increases in sales and marketing expense of $2.5 million and research and development costs of $2.0 million, an increase in accrued expenses of $3.5 million and an increase in prepaid inventory of $1.9 million, offset by a decrease in receivables of $1.8 million, a decrease in prepaid expenses of $1.6 million, and other minor cash activity.

Investing Activities

Net cash used in investing activities of $1.7 million and $1.2 million during the six months ended July 31, 2022 and 2021, respectively, was due solely to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $5.6 million during the six months ended July 31, 2022 was primarily due to $7.4 million net cash proceeds received to fund employees' tax withholding obligations associated with vested RSUs, which is disbursed to the appropriate taxing authorities, offset by the $1.8 million payment to Tumim for the commitment fee in connection with the equity line.

Net cash provided by financing activities of $15.1 million during the six months ended July 31, 2021 was primarily due to net proceeds from issuing common stock for $0.3 million, proceeds from stock subscriptions for $0.3 million and $15 million from the loan issued during the six months ended July 31, 2021, offset by payment of deferred transaction costs of $0.5 million.

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

Following the issuance of the unsecured convertible promissory note to 3i under the newly signed debt facility (see Note 14 to the financial statements included in this report), we will be obligated to repay amounts borrowed, unless earlier converted into shares of our common stock under the terms of the promissory note.

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

Revenue Recognition

Our revenues are derived from sales of product, subscriptions, support and maintenance, and other services. We satisfy performance obligations to recognize revenue for a single performance obligation ratably over the expected term with the customer.

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

As of July 31, 2022, there was $48.5 million of unrecognized compensation cost related to unvested RSUs without performance obligations. The weighted average remaining vesting period was 3.25 years.

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

Recently Issued Accounting Standards

Refer to Note 1, Organization and summary of changes in significant accounting policies, of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q for our assessment of recently issued and adopted accounting standards.

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

Under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2022. Based upon that evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation Plan

We have continued implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and have included the following:

•
we hired and continued to hire additional accounting and finance resources with public company experience, including expertise in technical accounting and complex transactions, including stock-based compensation arrangements, in addition to utilizing third-party consultants and specialists, to supplement our internal resources;
•
we have revised account reconciliation controls within all business processes to require proper segregation of duties of preparer and reviewer utilizing the additional personnel mentioned above;
•
we have implemented comprehensive access control protocols to implement restrictions on user and privileged access to certain applications and establishing additional controls over the preparation and review of journal entries; and
•
we have redesigned and strengthened financial system and application change management controls, testing and approval controls for program development, as well as data backup and restoration controls.

The elements of our remediation will continue to be accomplished over time and are subject to continued review, implementation and testing by management, as well as oversight by the audit committee of our board of directors, to determine that it is achieving our objectives. We are in the process of designing and implementing the steps to remediate these weaknesses. The material weaknesses will not be considered remediated until our remediation plan has been fully designed and implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

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

Securities Litigation

On April 22, 2022, a federal securities class action lawsuit was filed by a purported stockholder in the United States District Court for the Eastern District of Virginia, or the Court. On July 15, 2022, the Court appointed a lead plaintiff for the action, and ordered that the action bear the caption In re IronNet, Inc. Securities Litigation, No. 1:22-cv-004499-RDA-JFA. On August 29, 2022, the lead plaintiff filed an amended complaint on behalf of a proposed class consisting of those who acquired our securities between September 14, 2021 and December 15, 2021. The amended complaint names us, our co-Chief Executive Officers, and our Chief Financial Officer as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for alleged misrepresentations and/or omissions in September 2021 regarding our financial guidance for fiscal year 2022 and a claim under Section 20A of the Securities Exchange Act of 1934, as amended, for alleged trading on material nonpublic information by one of our co-Chief Executive Officers. The amended complaint seeks an unspecified amount of damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.

The defendants have until October 26, 2022 to respond to the amended complaint. If the defendants file a motion to dismiss, the lead plaintiff will have until November 25, 2022 to file an opposition, and the defendants will have until December 16, 2022 to file a reply in support of the motion to dismiss.

We believe the claims are without merit, intend to defend the case vigorously, and have not recorded a liability related to this lawsuit because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

Item 1A. Risk Factors

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on May 2, 2022. A summary of these risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•	We have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.

•	We have a history of losses and we may not be able to achieve or sustain profitability in the future, which raises substantial doubt about our ability to continue as a going concern.

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

We have a history of losses and may not be able to achieve or sustain profitability in the future, which raises substantial doubt about our ability to continue as a going concern.

We have incurred net losses in all periods since our inception. We experienced net losses of $242.6 million and $55.4 million for fiscal 2022 and fiscal 2021, respectively, and net losses of $61.6 million for the six months ended July 31, 2022. As of July 31, 2022, we had an accumulated deficit of $479.3 million. We cannot predict when or whether we will ever reach or maintain profitability. We will also continue to incur significant operating expenses, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that we will achieve increases in our total revenue or improvements in our results of operations. We also expect to incur significant additional legal, accounting, and other expenses as a public operating company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

Our history of losses and the factors discussed above raise substantial doubt regarding our ability to continue as a going concern, which may create negative reactions to the price of our common stock. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

We will need to raise additional capital to continue, which capital may not be available on terms acceptable to us, or at all, and which could reduce our ability to compete and could harm our business.

Retaining our current levels of personnel and products offerings may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platform, improve our operating infrastructure, or acquire complementary businesses and technologies. The failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business. Accordingly, we may need to engage in equity or debt financings to secure additional funds. We have entered into an equity line of credit facility under which we may sell shares of common stock for proceeds of up to $175 million subject to a number of conditions and limitations set forth in the purchase agreement for the facility. Many of these limitations depend on the prevailing stock price of our common stock. Based on the current price of our common stock as of the date of this report, we estimate that we would not be able to raise more than approximately $20 million in proceeds under the facility before certain of the ownership limitations would be exceeded. In September 2022, we also entered into an agreement to borrow $10 million under a convertible promissory note with a lender and may, upon the satisfaction of a number of conditions related to the prevailing stock price and trading volume of our common stock and the requirement to have repaid or converted a portion of the initial promissory note, borrow an additional $15 million from this lender. Amounts borrowed may, depending on the trading price of our common stock at the time, be converted into shares of our common stock. Under the convertible note financing, and if we raise additional equity financing, whether under the equity line of credit facility or otherwise, stockholders may experience significant dilution of their ownership interests to the extent we issue a significant number of shares of common stock, and the market price of the common stock could decline. The current convertible debt contains restrictions on our future debt financing, but if we engage in future debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. In addition, adverse macroeconomic developments, including without limitation inflation, slowing economic growth, rising interest rates or a potential economic recession, may reduce our ability to access such capital. Any of the above could harm our business, results of operations and financial condition.

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

More generally, the COVID-19 pandemic, including the emergence of variant strains of COVID-19, the ongoing conflict between Russia and Ukraine, inflation higher than we have seen in decades and supply chain issues have adversely affected economies and financial markets globally, and continued uncertainty could lead to a prolonged economic downturn, which could result in a larger customer turnover than is currently anticipated, reduced demand for our products and services, and increased length of sales cycles, in which case our revenues could be significantly impacted. The impact of the COVID-19 pandemic and other global events may also exacerbate other risks discussed in this “Risk Factors” section and elsewhere in the Annual Report on Form 10-K. It is not possible at this time to estimate the impact that the COVID-19 pandemic and other global events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

We derive a substantial portion of our revenue from a limited number of customers. For the fiscal year 2022, six customers accounted for approximately one-half of our revenue, with two of those customers accounting for over 20% of our annual revenue. During the first six months of fiscal 2023, two customers also accounted for over 20% of our revenue. However, two customers who had each represented more than 10% of our revenue in the first half of 2022 were no longer significant customers in the first half of fiscal 2023.

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

Our international operations expose us to significant risks, and failure to manage those risks could adversely impact our business.

We derived 11% and 12% of our total revenue from our international customers for the six months ended July 31, 2022 and 2021, respectively. Our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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

Our success will depend in large part on our ability to anticipate and effectively manage these risks. The expansion of our international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage international operations and the associated risks could limit the future growth of our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number
2.1	Agreement and Plan of Reorganization and Merger, dated March 15, 2021.	S-4/A	333-256129	2.1	August 6, 2021
2.2	Amendment No. 1 to Agreement and Plan of Reorganization and Merger, dated August 6, 2021.	S-4/A	333-256129	2.2	August 6, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39125	3.1	September 1, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39125	3.2	September 1, 2021
10.1*	Amended and Restated Executive Employment Agreement, effective June 14, 2022, by and between the registrant and Donald Closser
10.2*	Amendment to Employment Agreement, effective as of June 21, 2022, by and between the registrant and James Gerber
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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

IRONNET, INC.

Date:	September 14, 2022	By:	/s/ James C. Gerber
James C. Gerber
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)