Form 10-Q
period 2022-10-31
IronNet, Inc.
filed 2023-05-02
CIK 1777946

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

There were 111,775,430 shares of Common Stock, par value $0.0001 per share, outstanding as of May 1, 2023.

IronNet, Inc.

Table of Contents

FORM 10‑Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IronNet, Inc.

Condensed Consolidated Balance Sheets

($ and share data in thousands, except par value per share)

(unaudited)

	October 31,	January 31,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$8,228	$47,673
Accounts receivable	2,576	1,991
Unbilled receivables	431	4,637
Related party receivables	1,283	3,233
Accounts and related party receivables	4,290	9,861
Inventory	4,117	4,581
Deferred costs	3,249	2,599
Prepaid warranty	1,151	829
Prepaid expenses	2,923	3,660
Other current assets	2,099	1,458
Total current assets	$26,057	$70,661
Deferred costs	3,698	3,243
Property and equipment, net	6,014	5,606
Prepaid warranty	1,047	1,229
Deposits and other assets	2,440	493
Total assets	$39,256	$81,232

Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$7,336	$2,348
Accrued expenses	9,794	4,709
Deferred revenue	18,329	16,049
Deferred rent	-	159
Convertible notes payable	9,128	-
Conversion feature on convertible notes payable	774	-
Income tax payable	363	542
Other current liabilities	1,374	689
Total current liabilities	47,098	24,496
Deferred revenue	11,906	17,517
Deferred rent	-	769
Warrants	1	7
Other long-term liabilities	2,203	-
Total liabilities	$61,208	$42,789
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 100,000 shares authorized; none issued or outstanding	-	-
Common stock; $0.0001 par value; 500,000 shares authorized; 103,708 and 88,876 shares issued and outstanding at October 31, 2022 and January 31, 2022, respectively	10	9
Additional paid-in capital	489,105	455,849
Accumulated other comprehensive income	212	271
Accumulated deficit	(511,279)	(417,686)
Total stockholders’ (deficit) equity	(21,952)	38,443
Total liabilities and stockholders' (deficit) equity	$39,256	$81,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Operations

($ in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Product, subscription and support revenue	$6,674	$6,132	$19,331	$18,038
Professional services revenue	314	781	952	1,327
Total revenue	6,988	6,913	20,283	19,365
Cost of product, subscription and support revenue	4,206	2,082	8,875	5,505
Cost of professional services revenue	83	286	397	617
Total cost of revenue	4,289	2,368	9,272	6,122
Gross profit	2,699	4,545	11,011	13,243
Operating expenses
Research and development	6,804	24,455	27,246	38,917
Sales and marketing	7,774	51,244	27,194	66,095
General and administrative	19,723	79,735	48,742	91,419
Total operating expenses	34,301	155,434	103,182	196,431
Operating loss	(31,602)	(150,889)	(92,171)	(183,188)
Interest expense	(320)	(710)	(482)	(1,060)
Other income	493	4	55	19
Other expense	(581)	(18)	(995)	(29)
Change in fair value of warrant liabilities	3	(11,302)	6	(11,302)
Loss before income taxes	(32,007)	(162,915)	(93,587)	(195,560)
Benefit from (provision for) income taxes	(2)	(34)	(6)	(56)
Net loss	$(32,009)	$(162,949)	$(93,593)	$(195,616)

Basic and diluted net loss per common share	(0.30)	(1.87)	(0.92)	(2.64)
Weighted average shares outstanding, basic and diluted	105,033	87,178	101,925	74,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Comprehensive Loss

($ in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(32,009)	$(162,949)	$(93,593)	$(195,616)
Foreign currency translations adjustment, net of tax	206	303	(58)	228
Comprehensive loss	$(31,803)	$(162,646)	$(93,651)	$(195,388)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the Nine Months Ended October 31, 2022 and 2021

($ in thousands, number of common stock in thousands)

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Subscription Notes Receivable	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at January 31, 2022	88,876	$9	$455,849	$(417,686)	$271	$-	$38,443
Exercise of stock options and settlement of restricted stock units	14,847	1	271	-	-	-	272
Statutory tax withholding related to net-share settlement of restricted stock units	(15)	-	(91)	-	-	-	(91)
Stock-based compensation	-	-	33,075	-	-	-	33,075
Net loss	-	-	-	(93,593)	-	-	(93,593)
Foreign currency translation adjustment, net of tax	-	-	-		(58)	-	(58)
Balance at October 31, 2022	103,708	$10	$489,105	$(511,279)	$212	$-	$(21,952)

Balance at January 31, 2021	66,934	$7	$180,853	$(175,039)	$40	$(835)	$5,026
Issuance of common stock	598	-	305	-	-	-	305
Merger recapitalization	4,555	1	(12,027)	-	-	-	(12,026)
Issuance of PIPE Shares	12,500	1	109,857	-	-	-	109,858
Issuance of common stock upon exercise of Public Warrants	29	-	330	-	-	-	330
Issuance of common stock upon exercise of Private Warrants	3,188	-	21,492	-	-	-	21,492
Issuance of merger earnout shares	1,078	-	-	-	-	-	-
Interest earned on subscription notes receivable	-	-	8	-	-	(8)	-
Settlement of related party loan receivable for common shares	(108)	-	(1,075)	-	-	-	(1,075)
Payment of note receivable and settlement of notes receivable for common shares	(55)	-	(550)	-	-	843	293
Stock-based compensation	-	-	129,983	-	-	-	129,983
Net loss	-	-	-	(195,616)	-	-	(195,616)
Foreign currency translation adjustment, net of tax of $0	-	-	-	-	228	-	228
Balance at October 31, 2021	88,719	$9	$429,176	$(370,655)	$268	$—	$58,798

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

IronNet, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the Three Months Ended October 31, 2022 and 2021

($ in thousands, number of common stock in thousands)

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Subscription Notes Receivable	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at July 31, 2022	101,649	$10	$474,547	$(479,270)	$6	$-	$(4,707)
Exercise of stock options and settlement of restricted stock units	2,059	-	66	-	-	-	66
Statutory tax withholding related to net-share settlement of restricted stock units	-	-	-	-	-	-	-
Stock-based compensation	-	-	14,492	-	-	-	14,492
Net loss	-	-	-	(32,009)	-	-	(32,009)
Foreign currency translation adjustment, net of tax	-	-	-	-	206	-	206
Balance at October 31, 2022	103,708	$10	$489,105	$(511,279)	$212	$-	$(21,952)

Balance at July 31, 2021	67,502	$7	$181,181	$(207,706)	$(35)	$(548)	$(27,101)
Issuance of common stock	30	-	10	-	-	-	10
Merger recapitalization	4,555	1	(12,027)	-	-	-	(12,026)
Issuance of PIPE Shares	12,500	1	109,857	-	-	-	109,858
Issuance of common stock upon exercise of Public Warrants	29	-	330	-	-	-	330
Issuance of common stock upon exercise of Private Warrants	3,188	-	21,492	-	-	-	21,492
Issuance of merger earnout shares	1,078	-	-	-	-	-	-
Interest earned on subscription note receivable	-	-	2	-	-	(2)	-
Settlement of related party loan receivable for common shares	(108)	-	(1,075)	-	-	-	(1,075)
Settlement of notes receivable for common shares	(55)	-	(550)	-	-	550	-
Stock-based compensation	-	-	129,956	-	-	-	129,956
Net loss	-	-	-	(162,949)	-	-	(162,949)
Foreign currency translation adjustment, net of tax of $0	-	-	-	-	303	-	303
Balance at October 31, 2021	88,719	$9	$429,176	$(370,655)	$268	$-	$58,798

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

IronNet, Inc.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities
Net loss	$(93,593)	$(195,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,815	659
Gain on sale of fixed assets	(11)	(1)
Loss of disposal of fixed assets	64	-
Employee stock based compensation	33,075	129,983
Change in fair value of warrant liabilities	(6)	11,302
Change in fair value of commitment fee	421	-
Conversion option accretion	106	-
Non-cash interest expense	381	1,061
Non-cash interest income on amounts due from stockholder	-	(8)
Excess in inventory adjustment	1,372	-
Changes in operating assets and liabilities:
Accounts and related party receivable	5,572	(7,163)
Deferred costs	(1,105)	388
Inventories	(908)	(492)
Prepaid expenses	736	(3,157)
Other current assets	(271)	-
Prepaid warranty	(140)	205
Deposits and other assets	753	(194)
Accounts payable	4,988	1,151
Accrued expenses	(2,463)	2,552
Income tax payable	(178)	47
Other liabilities	(3)	-
Deferred rent	-	(100)
Deferred revenue	(3,331)	245
Warrants	-	43
Operating lease liability	(831)	-
Net cash used in operating activities	(53,557)	(59,095)
Cash flows from investing activities
Purchases of property and equipment	(2,100)	(2,385)
Proceeds from the sale of fixed assets	11	228
Net cash used in investing activities	(2,089)	(2,156)
Cash flows from financing activities
Exercise of stock options and settlement of restricted stock units	272	-
Statutory tax withholding related to net-share settlement of restricted stock units	(91)	-
Cash received to fund employee tax obligation for vested RSUs	19,607	-
Cash remitted to fund employee tax obligation for vested RSUs	(11,398)	-
Payment of equity line commitment fee	(1,750)	-
Proceeds from issuance of convertible notes	10,000	-
Payment of debt issuance costs	(284)	-
Payment of finance lease obligations	(96)	-
Proceeds from issuance of common stock	-	634
Proceeds from borrowing under SVB bridge loan	-	15,000
Payment of SVB bridge loan	-	(15,000)
Payment of PPP loan	-	(5,580)
Merger recapitalization	-	4,214
Proceeds from issuance of PIPE shares	-	125,000
Payment of merger transaction costs	-	(21,179)
Proceeds from stock subscriptions	-	292
Net cash provided by financing activities	16,260	103,381
Effect of exchange rate changes on cash and cash equivalents	(59)	218
Net change in cash and cash equivalents	(39,445)	42,348
Cash and cash equivalents
Beginning of the period	47,673	31,543
End of the period	$8,228	$73,891
Supplemental disclosures of non-cash investing and financing activities
Interest earned on subscription notes receivable	$-	$8
Unpaid purchases of property and equipment	$-	$1,306
Non-cash settlement of related party loan receivable for common shares	$-	$1,075

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements of IronNet, Inc. and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2022, as updated by the Company's Current Report on Form 8-K filed on November 14, 2022. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The Company’s fiscal year ends on January 31. References to fiscal 2023, for example, refer to the fiscal year ending January 31, 2023. The results of operations for the three and nine months ended October 31, 2022 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending January 31, 2023 or any future period.

The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of October 31, 2022, its results of operations for the three and nine months ended October 31, 2022 and 2021, changes in stockholders’ equity for the three and nine months ended October 31, 2022 and 2021, and cash flows for the nine months ended October 31, 2022 and 2021. Certain prior-period amounts have been reclassified in the accompanying condensed consolidated financial statements and notes thereto in order to conform to the current period presentation.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions include, but are not limited to, the period of benefit for deferred commissions, the useful life of property and equipment, stock-based compensation expense, fair value of warrants, fair value of conversion options of debt, and income taxes. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.

Liquidity

As of October 31, 2022, the Company had cash and cash equivalents of $8,228, accounts receivables of $4,290, accounts payable and accrued expenses of $17,130, including $7,261 due to taxing authorities, and $10,300 in principal amounts owed on convertible debt. In February 2022, the Company entered into an equity line with Tumim Stone Capital, LLC (“Tumim”) under which the Company may, in its discretion, sell shares of its common stock to Tumim subject to various conditions and limitations set forth in the purchase agreement with Tumim. In November and December 2022, the Company issued shares of common stock to Tumim for net proceeds of $586. The Company is not currently able to raise additional funds under the equity line with Tumim.

On September 14, 2022, the Company entered into a Securities Purchase Agreement ("SPA") with 3i LP, or 3i, which is an affiliate of Tumim, pursuant to which the Company agreed to sell and issue senior unsecured convertible promissory notes (the "Convertible Notes") to 3i in the aggregate principal amount of up to $25,750. On September 15, 2022, the Company issued a Convertible Note to 3i in the principal amount of $10,300, net of discount for cash proceeds of $10,000. The Company may, subject to a number of conditions set forth in the SPA with 3i, including specified minimum trading prices and trading volumes, and the repayment or conversion of a specified portion of the initial Convertible Note, borrow an additional $15,450 from 3i on the same terms and conditions as set forth in the initial Convertible Note. As of the date of this report, the conditions to the additional borrowing have not been met. See Note 10 for more information.

Between December 14, 2022 and April 20, 2023, the Company issued secured promissory notes in an aggregate principal amount of $7,200 to a total of eight lenders including directors of the Company. On January 11, 2023, January 12, 2023, February 8, 2023, February 27, 2023 and April 13, 2023, the Company

issued secured convertible promissory notes in the aggregate principal amount of $11,845 to an entity affiliated with C5 Capital Limited (“C5”), a beneficial owner of more than 5% of the Company’s outstanding common stock. See Note 16 for more information.

The Company’s future capital requirements will depend on many factors, including, but not limited to the rate of its growth, its ability to attract and retain customers and their willingness and ability to pay for the Company's products and services, and the timing and extent of spending to support its multiple and ongoing efforts to market and continue to develop its products. Further, the Company may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. The Company needs additional equity or debt financing in order to continue its operations, which it may not be able to raise on terms acceptable to it or at all. If additional funds are not available to the Company on acceptable terms, or at all, the Company’s business, financial condition, and results of operations would be adversely affected.

During the third quarter of fiscal 2023, the Company undertook a restructuring that reduced its headcount by approximately 28%. Refer to Note 3 for additional information. Subsequent to the end of the quarter, the Company undertook additional actions to reduce its operating expenses and preserve its cash. The Company has continued to reduce its expenses and restructure its operations in a continued effort to reduce its capital requirement.

Despite the Company’s current operating plans to focus its business, reduce its expenses, improve its margins and mitigate uncertainties related to the foregoing, management believes that the Company does not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of these consolidated financial statements without additional financing. Management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Based on its current planned operations, in the absence of additional sources of liquidity, management anticipates that the Company’s existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet the Company’s operating and liquidity needs for any meaningful period of time following the date of this report. In the event the Company determines that additional sources of liquidity will not be available to it or will not allow it to meet its obligations as they become due, the Company may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a plan of reorganization, court-supervised sale, and/or liquidation.

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

Adoption of the new standard resulted in the recording of $974 and $2,654 of current operating lease liabilities and long-term operating lease liabilities, respectively, and $2,685 in corresponding right-of-use (“ROU”) lease assets on that date. The difference between the approximate value of the ROU lease assets and lease liabilities is attributable to deferred rent, which is comprised of tenant improvement allowance and rent abatement. The adoption of the new standard also resulted in recording $187 in current finance lease liabilities and $182 in corresponding ROU assets for finance leases as of the adoption date. The difference between the finance lease ROU lease assets and lease liabilities is not significant. The cumulative change in the beginning accumulated deficit was $20 due to the adoption of Topic 842 and there was no material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with legacy guidance in Topic 840. Refer to Note 9 for additional information.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2023 or the time at which the Company no longer qualifies as an EGC, with early adoption permitted. The Company elected to early adopt this ASU as of February 1, 2022 using the modified retrospective method. The adoption of ASU 2020-06 had an immaterial impact on the Company’s condensed consolidated financial statements and related disclosures for the nine-month period ended October 31, 2022.

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

The following table presents revenue by geographic location:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
United States	$5,634	$6,226	$17,478	$17,210
International	1,354	687	2,805	2,155
Total	$6,988	$6,913	$20,283	$19,365

Substantially all of the Company’s long-lived assets are located in the United States.

2. Revenue

Product, Subscription and Support Revenue

The Company sells a collective defense software solution that is comprised of two product offerings, IronDefense and IronDome. The software platform is delivered through both on-premises licenses bundled with on-premises hardware and through subscription software. During the three months ended October 31, 2022, the Company launched IronRadar, a new product intended to broaden our market reach to companies of all sizes that is delivered via subscription software.

Our security appliance deliverables include proprietary operating system software and hardware together with regular threat intelligence updates and support, maintenance, and warranty. We combine intelligence dependent hardware and software licenses with the related threat intelligence and support and maintenance as a single performance obligation, as it delivers the essential functionality of our cybersecurity solution. The Company recognizes revenue for this single performance obligation ratably over the expected term with the customer. Judgment is required for the assessment of material rights relating to renewal options associated with our contracts.

Revenue from subscriptions, which allow customers to use our security software over a contracted period without taking possession of the software, and managed services, where we provide managed detection and response services for customers, is recognized over the contractual term. The cloud-based subscription revenue, where we also provide hosting, recognized for the three months ended October 31, 2022 and 2021 was $5,651 and $3,792, respectively, and for the nine months ended October 31, 2022 and 2021 were $16,069 and $10,993, respectively. Overall product, subscription, and support revenue recognized for the three months ended October 31, 2022 and 2021 was $6,674 and $6,132, respectively, and for the nine months ended October 31, 2022 and 2021 was $19,331 and $18,038, respectively.

Professional Services Revenue

The Company sells professional services, including cyber operations monitoring, security, training and tailored maturity assessments. Revenue derived from these services is recognized as the services are delivered.

Customer Concentration

For the nine months ended October 31, 2022, two customers accounted for 23%, or $4,534, of the Company's revenue, and for the nine months ended October 31, 2021, two customers accounted for 22%, or $4,283, of the Company’s revenue. Two customers represented 51% and 49% of the total accounts receivable balance as of October 31, 2022 and January 31, 2022, respectively.

Significant customers are those which represent at least 10% of the Company’s total revenue for a period. The following table presents customers that represented 10% or more of the Company’s total revenue in the respective periods:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
Customer A	13%	11%	12%	11%
Customer B	10%	12%	11%	11%
	23%	23%	23%	22%

Deferred Costs

Deferred costs consists of deferred contract fulfillment costs and deferred commissions. The Company defers contract fulfillment costs that include appliance hardware. The balances in deferred contract fulfillment costs are as follows:

Balance at February 1, 2021	$2,805
Amounts recognized in cost of revenue	(1,033)
Costs deferred	473
Foreign exchange	(3)
Balance at October 31, 2021	$2,242

Balance at February 1, 2022	$4,604
Amounts recognized in cost of revenue	(9,294)
Costs deferred	9,640
Balance at October 31, 2022	$4,950

The balance of deferred commissions at October 31, 2022 and January 31, 2022 were $1,997 and $1,238, respectively. Deferred commissions are included in deferred costs on the condensed consolidated balance sheets, of which $894 is current and $1,103 is long-term as of October 31, 2022.

Deferred Revenue

Deferred revenue represents amounts received from and/or billed to customers in excess of revenue recognized. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met.

The balance in deferred revenue is as follows:

Balance at February 1, 2021	$34,044
Revenue recognized	(23,687)
Amounts deferred	23,944
Foreign exchange	(12)
Balance at October 31, 2021	$34,289

Balance at February 1, 2022	$33,566
Revenue recognized	(20,283)
Amounts deferred	16,952
Balance at October 31, 2022	$30,235

Remaining Performance Obligations

As of October 31, 2022, the Company's remaining performance obligations totaled $41,489. The Company’s future recognition of revenue will be as follows:

Years Ending January 31,
2023 (3 months)	$7,271
2024	19,426
2025	12,137
2026	2,655
$41,489

3. Restructuring

On September 14, 2022, the Company announced its plans to undertake a restructuring to reduce headcount by approximately 28%, which resulted in a reduction of approximately 71 positions. In connection with this action, the Company recorded total pre-tax charges of $11,043 during the three months ended October 31, 2022, which includes $655 related to one-time severance payments, which were paid in cash during the quarter ended October 31, 2022, as well as non-cash stock-based compensation expense of $10,388. This amount is comprised of $10,873 of non-cash accelerated vesting of restricted stock units, offset by forfeitures of $(486).

4. Equity

Common Stock

As of October 31, 2022, the Company had 500,000 shares of common stock authorized and 103,708 shares of common stock issued and outstanding with a par value of $0.0001 per share.

Each share of Common Stock has 1 vote.

Tumim Common Stock Purchase Agreement

On February 11, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim, pursuant to which Tumim has committed to purchase up to $175,000 of common stock (the “Total Commitment”), at the Company's direction from time to time, subject to the satisfaction of the conditions in the Purchase Agreement. Also on February 11, 2022, the Company entered into a registration rights agreement with Tumim (the “Registration Rights Agreement”), pursuant to which the Company filed with the SEC a registration statement to register for resale under the Securities Act (the “ELOC Registration Statement”), the shares of common stock that may be issued to Tumim under the Purchase Agreement. The SEC declared the ELOC Registration Statement effective on March 17, 2022.

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

Pursuant to the terms of the Purchase Agreement, at the time the Purchase Agreement and the Registration Rights Agreement were signed, the Company paid a cash fee of $1,750, or 1% of the Total Commitment, to Tumim as consideration for its commitment to purchase shares of the Company's common stock under the Purchase Agreement. The cash paid related to the Commitment Fee was recorded in the condensed consolidated statement of cash flows as a financing activity. The Commitment Fee qualifies as a derivative asset under ASC 815-40 Derivatives and Hedging — Contracts in Entity's Own Equity and was established as an asset on the condensed consolidated balance sheet, which will be adjusted over the period of the agreement to reflect fair value, with changes in fair value being recognized as a component of other expense. The Commitment Fee is measured at fair value categorized within Level 3 of the fair value hierarchy and the value derived was not determined to be material. Changes in fair value of the Commitment Fee during the three and nine months ended October 31, 2022 of $420 was recognized in other expense in the condensed consolidated statement of operations. As of October 31, 2022, the fair value of the Commitment Fee on the condensed consolidated balance sheet was $1,330. The Company also incurred $96 in transaction costs related to the issuance of the Purchase Agreement, which was recognized in other expense on the condensed consolidated statement of operations.

As of October 31, 2022, there had been no purchases of common stock under the Purchase Agreement. Subsequent to October 31, 2022, the Company sold 1,762 shares to Tumim under the Purchase Agreement for gross proceeds of $586. The Company is not currently able to raise additional funds under the equity line with Tumim.

Preferred Stock

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At October 31, 2022, there were no shares of preferred stock issued or outstanding.

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

As of October 31, 2022, the Company had 8,596 Public Warrants outstanding and not exercised.

5. Stock Incentive Plan

Legacy IronNet’s Board of Directors adopted, and its stockholders approved Legacy IronNet’s 2014 Stock Incentive Plan (the “2014 Plan”) on September 29, 2014, and on October 17, 2014, respectively. The 2014 Plan was periodically amended, most recently on June 7, 2019. The 2014 Plan permitted the grant of incentive stock options ("ISOs"), non-qualified stock options ("NSOs"), stock appreciation rights, restricted stock, restricted stock units (“RSUs"), and other stock-based awards. ISOs were only able to be granted to Legacy IronNet’s employees and to Legacy IronNet’s subsidiary corporations’ employees. All other awards could be granted to employees, directors and consultants of Legacy IronNet and to any of Legacy IronNet’s parent or subsidiary corporation’s employees or consultants. As of August 26, 2021, the closing date of the Merger, no additional awards will be granted under the 2014 Plan. The terms of the 2014 Plan will continue to govern the terms of outstanding equity awards that were granted prior to the closing date.

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

As of October 31, 2022, 8,627 shares remained available to issue under the 2021 Plan.

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

Presented below is a summary of stock options under the 2014 Stock Incentive Plan, as no stock options have been granted under the 2021 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value of Outstanding Options
Outstanding at February 1, 2022	1,317	$0.55	4.9	$3,773
Granted	-	-	-	-
Exercised	(420)	$0.52	4.2	631
Forfeited or expired	(87)	$0.77	4.3	-
Outstanding at October 31, 2022	810	$0.53	4.1	$1,203
Exercisable at October 31, 2022	810	$0.53	4.1	$1,203

For the three months ended October 31, 2022 and 2021, the Company recorded no compensation cost and $8 of compensation cost related to stock options, respectively. For the nine months ended October 31, 2022 and 2021, the Company recorded an insignificant amount and $40 of compensation cost related to stock options, respectively. The fair value of the shares under stock options granted that vested during the nine month periods ended October 31, 2022 and 2021 totaled $2 and $5,306, respectively.

Stock compensation expense for stock options is recognized on a straight line basis and with a provision for forfeitures matched to historical experience for matured grant cohorts. At October 31, 2022, there was no unrecognized compensation cost related to unvested stock options.

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

As the closing of the Merger represented the satisfaction of the liquidity event vesting requirement for outstanding RSUs, and vesting was not probable until that time, all RSUs issued prior to the completion of the Merger were re-valued at the date of the Merger using the closing share price on that date. All RSUs were assigned a fair value of $12.85 per share. Subsequent to the closing of the Merger, the fair value of RSUs is based on the fair value of the Company’s common stock on the date of the grant or any further modification.

Presented below is a summary of the status of outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2022	10,310	$9.57
Granted	9,681	3.36
Vested	(7,492)	8.86
Forfeited or expired	(5,463)	3.41
Non-vested at October 31, 2022	7,036	$5.00

For the three months ended October 31, 2022, the Company recorded $14,495 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which $2,684 is associated with RSUs on a graded vesting schedule and $11,811 is associated with RSUs on a straight-line vesting schedule. For the nine months ended October 31, 2022, the Company recorded $33,075 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which $15,630 is associated with RSUs on a graded vesting schedule and $17,445 is associated with RSUs on a straight-line vesting schedule. For the three and nine months ended October 31, 2021, the Company recorded $129,921 of stock-based compensation expense, net of actual forfeitures, related to RSUs, all of which is associated with RSUs on a graded vesting schedule.

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

The Company's default tax withholding method for RSUs is the sell-to-cover method, under which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are then remitted by the Company to taxing authorities. Refer to Note 7 for additional information.

As of October 31, 2022, there was $23,061 of unrecognized compensation cost related to unvested RSUs without performance obligations. The weighted average remaining vesting period was 2.73 years.

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

The ESPP contains an evergreen provision that provides for an automatic annual share increase on February 1 of each year, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on January 31st of the preceding fiscal year, and (ii) 2,700 shares of Common Stock. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the ESPP increased by 889 shares on February 1, 2022, Inclusive of the prior limit of 2,700 shares, the new limit following the increase was 3,589 shares. On February 1, 2023, the number of shares of common stock reserved for issuance under the ESPP increased by 1,115 shares. The new limit following the increase was 4,704 shares.

As of October 31, 2022, there were no purchases of shares for any eligible employee.

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

On September 15, 2022, the Company issued the Convertible Note. Pursuant to the terms of the Convertible Note, under certain circumstances the Company may be required to redeem all or a portion of the Convertible Note in cash, as disclosed in Note 10. The convertible feature is measured at fair value categorized within Level 3 of the fair value hierarchy, with the fair value determined to be $774. The fair value of the convertible feature was determined based on management assumptions and quotes received from financial institutions for obtaining additional debt financing. There was not determined to be a material change in the fair value of the convertible feature from the date of issuance through October 31, 2022.

As discussed in Note 4, the Company established a derivative asset related to the Commitment Fee incurred when entering into the Securities Purchase Agreement with 3i, which is measured at fair value categorized within Level 3 of the fair value hierarchy, with the value determined to not be material.

The Company’s Private Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants, as the transfer of a Private Warrant to anyone who is not a permitted transferee would result in the Private Warrant being converted to a Public Warrant. The Company determined that the fair value of each Private Warrant is equivalent to that of a Public Warrant. There have been observable transactions in the Company's Public Warrants and the Public Warrants had adequate trading volume between independent investors on the public market to provide a reliable indication of value. As of October 31, 2022, the fair value of the Private Warrants was equal to that of the Public Warrants as they had substantially the same terms. However, as they are not actively traded, they are listed as a Level 2 in the fair value hierarchy table below.

Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on their maturities and their availability for use in current operations.

The following table presents our assets and liabilities measured at fair value on a recurring basis:

	October 31, 2022				January 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6	$—	$—	$6	$102	$—	$—	$102
Commitment Fee	$—	$—	$1,330	$1,330
Total financial assets	$6	$—	$1,330	$1,336	$102	$—	$—	$102
Liabilities
Warrants	$—	$1	$—	$1	$—	$7	$—	$7
Conversion option	$—	$—	$774	$774	$—	$—	$—	$—
Total financial liabilities	$—	$1	$774	$775	$—	$7	$—	$7

7. Supplemental Balance Sheet Information

Accrued Expenses

Accrued expenses consisted of the following:

	October 31,	January 31,
	2022	2022
Accrued expenses	$901	$2,438
Taxes payable on behalf of employees related to vested RSUs	7,261	-
Unvouched payables	1,632	2,271
	$9,794	$4,709

The increase in accrued expenses is primarily comprised of the cash proceeds from the sale of shares on behalf of the holders of vested RSUs to cover the associated tax withholding liability under the sell-to-cover method.

8. Commitments and Contingencies

Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain shareholder claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. To date, no such liability has been recorded.

9. Leases

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

In March 2022, the Company entered into a lease agreement to lease certain computer and technology equipment, which has not commenced. The Company does not believe the ROU asset will be material. The Company does not have control over the construction or design of these assets.

The lease balances are located in the following positions on the condensed consolidated balance sheet:

	Balance Sheet Location	October 31, 2022
Assets
Operating	Deposits and other assets	$1,988
Financing	Property and equipment, net	114

Liabilities
Current
Operating	Other current liabilities	$593
Financing	Other current liabilities	95
Non-current
Operating	Other long-term liabilities	2,202
Financing		-

Total lease costs for the three and nine months ended October 31, 2022 were:

	Three Months Ended	Nine Months Ended
	October 31, 2022	October 31, 2022
Operating lease cost	$222	$815
Short-term lease cost	447	1,630
Variable lease cost	13	60
Finance lease cost:
Amortization of right-of-use assets	23	68
Interest on lease liabilities	1	4
Total finance lease cost	$24	$72

The following table summarizes future scheduled lease payments as of October 31, 2022:

	Operating Leases	Finance Leases
Remaining three months of fiscal 2023	$184	$-
2024	755	96
2025	775	-
2026	797	-
2027	657	-
Total	3,168	96
Less: Imputed Interest	373	1
Present value of net lease payments	$2,795	$95

Lease liability, current portion	$593	$95
Lease liability, net of current portion	2,202	-
Total lease liability	$2,795	$95

Supplemental information related to operating and finance leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$950
Operating cash flows from finance leases	4
Financing cash flows from finance leases	96
$1,050
Weighted average remaining lease term (in years)
Operating leases	4.08
Finance leases	1.25
Weighted average discount rate
Operating leases	6.36%
Finance leases	5.67%

Disclosures Related to Periods Prior to Adoption of the New Lease Standard

The Company recorded rent expense of $257 and $849 for the three and nine months ended October 31, 2021, respectively.

The minimum aggregate future obligations under noncancelable operating leases as of January 31, 2022 were as follows:

Year ending January 31,
2023	$1,025
2024	755
2025	775
2026	797
2027	658
$4,010

As the Company did not hold finance leases as of January 31, 2022, there were no future minimum lease payments under finance leases at that time.

10. Convertible Debt

5% Convertible Promissory Notes due 2024

On September 14, 2022, the Company entered into the SPA with 3i, under which the Company agreed to sell and issue Convertible Notes to 3i in an aggregate principal amount of up to $25,750, which are convertible into shares of the Company's common stock, subject to certain conditions. On September 15, 2022, the Company issued a Convertible Note under the SPA in the principal amount of $10,300, including a 3% Original Issue Discount ("OID"), with an 18-month term. Upon the satisfaction of additional conditions set forth in the SPA that have not been met, the Company may issue an additional Convertible Note in the principal amount of $15,450 at a second closing.

The Convertible Notes bear interest at an annual rate of 5.00% per annum, payable monthly on the first of each month (the "Installment Date"), beginning the first month that is 90 days following the issuance date, payable in cash and/or shares of the Company's common stock, at the Company's option. The interest rate will increase to an annual rate of 10.00% per annum upon the occurrence and during the continuance of an event of default as defined in the Convertible Notes. Each Convertible Note issued pursuant to the SPA will have a maturity date of 18 months from the date of issuance, which may be extended at the option of 3i in certain instances.

The Convertible Notes provide a conversion right pursuant to which 3i may convert any portion of the principal, together with any unpaid interest and other unpaid amounts, into shares of common stock at a conversion price of $7.50 per share, subject to adjustments in accordance with the terms of the Convertible Notes. The Convertible Note also contains provisions that provide 3i with the right, subject to certain exceptions, to require the Company to redeem all or a portion of the Convertible Note in cash. This convertible feature has been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount of $774 which reduced the book value of the $10,300 Convertible Note and increases prospectively the amount of interest expense to be recognized over the life of the Convertible Note. Due to the provisions that may provide 3i with the right to require the Company to redeem all or a portion of the Convertible Note in cash, the balance of the Convertible Note is included in current liabilities on the condensed consolidated balance sheet. As of October 31, 2022, the carrying value of the Convertible Note approximated fair value.

On each monthly Installment Date, the Company shall repay the lesser of $687 and the principal amount then outstanding, plus accrued and unpaid interest, in cash and/or shares of common stock, at the Company’s option (the "Installment Amount"). In certain instances, but no more than once per calendar month, 3i will also have the right to accelerate the repayment of one monthly repayment obligation based on the conversion price on the acceleration date. For any Installment Amount paid in the form of shares of common stock, the applicable conversion price will be equal to the lesser of (a) $7.50, and (b) the greater of (x) 95% of the lowest VWAP in the five trading days immediately prior to such conversion, and (y) a “floor price” of approximately $0.44, subject to adjustment in accordance with the terms of the Convertible Notes. For any Installment Amount paid in cash, the price paid will be equal to 105% of the Installment Amount.

Interest expense for the three and nine months ended October 31, 2022 was $144, which was a result of effective interest of $64 incurred under the $10,300 Convertible Note using an effective interest rate of 11.9%, as well as $80 in interest expense related to the amortization of related debt issuance costs of $284 and OID of $300. The Company also recognized interest expense of $106 related to the accretion of the debt discount created by the embedded conversion feature.

The following table presents the components of the Convertible Notes:

October 31, 2022

Convertible Promissory Notes	$9,632
Less: unamortized original issue discount and issuance costs	(504)
$9,128

11. Income Taxes

The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (0.0)% for the nine months ended October 31, 2022 and (0.0)% for the nine months ended October 31, 2021. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets and impact of foreign tax rate differential.

12. Related Party Transactions

Product, subscription and support revenue from Related Parties

Certain investors and companies who the Company is affiliated with purchased product, subscription and support revenue during the periods presented. The Company recognized $210 and $426 of revenue from contracts with related parties for the three months ended October 31, 2022 and 2021, respectively. The Company recognized $948 and $1,263 of revenue from contracts with related parties for the nine months ended October 31, 2022 and 2021, respectively. The corresponding receivable was $1,283 as of October 31, 2022 and $3,233 as of January 31, 2022.

13. Net Loss Per Share Attributable to Common Stockholders

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator: Net loss	$(32,009)	$(162,949)	$(93,593)	$(195,616)
Denominator: Basic and Diluted Weighted-average shares in computing net loss per share attributable to common stockholders	105,033	87,178	101,925	74,001
Net loss attributable to common stockholders—basic and diluted	$(0.30)	$(1.87)	$(0.92)	$(2.64)

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

	As of October 31, 2022	As of October 31, 2021
Shares of common stock issuable from stock options	810	1,475
Unvested RSUs	7,030	8,205
Convertible notes	1,373	—
Warrants	8,606	8,606
Potential common shares excluded from diluted net loss per share	17,819	18,286

14. Deferred Payroll Taxes

In fiscal year 2021, Legacy IronNet elected to defer the Company's portion of payroll taxes, as permitted under the CARES Act. 50% of the deferred balance was paid in December 2021, with the remaining 50% due on December 31, 2022. The balance of the payroll tax deferral is $689 as of October 31, 2022 and is included in other current liabilities on the condensed consolidated balance sheet. This payroll tax deferral was repaid in full in December 2022.

15. Retirement Plans

The Company provides a retirement savings plan for the benefit of its employees, including its executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). The 401(k) plan provides that each participant may contribute up to an annual statutory limit. Participants who are at least 50 years old can also contribute additional amounts based on statutory limits for “catch-up” contributions. Under the plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. The Company also fully matches employee contributions up to the first 4% of salary, which amounts are fully vested.

16. Subsequent Events

Secured Convertible Promissory Note Financings with Directors and C5

Between December 14, 2022 and December 16, 2022, the Company issued and sold senior secured promissory notes in an aggregate principal amount of $6,900 (the “Initial Director Notes”) to a total of eight lenders, which included seven lenders who are either the Company’s directors or entities affiliated with the Company’s directors. Subsequently, the Company and the holders of the Initial Director Notes agreed to amend and restate the Initial Director Notes to be substantially in the form to be issued to C5 as described in the next paragraph (the “Director Notes”). This amendment and restatement occurred on January 11, 2023. The Director Notes bear interest at a rate of 13.8% per annum from the respective dates of the Initial Director Notes, and the Director Notes are payable at scheduled maturity on June 30, 2023.

On December 30, 2022, the Company issued a senior secured convertible promissory note in the principal amount of $2,000 (the “Initial C5 Note”) to an affiliate of C5, which was amended and restated on January 11, 2023 (as amended and restated, the “Restated C5 Note”). On January 12, 2023, February 8, 2023, February 27, 2023 and April 13, 2023, the Company issued additional senior secured convertible promissory notes to affiliates of C5 (together with the Restated C5 Note, the “C5 Notes”) in principal amounts of $3,000, $4,000, $2,250 and $595, respectively. Each of the C5 Notes bear interest at a rate of 13.8% per annum from the date of issuance (or in the case of the Restated C5 Note, from the date of the Initial C5 Note), and all such notes are payable at scheduled maturity on June 30, 2023, subject to acceleration in certain circumstances.

The Company’s obligations under the Director Notes and the C5 Notes are secured by substantially all of the Company’s assets, excluding its intellectual property.

The C5 Notes provide C5 with the right, at any time on or after the date that is five calendar days prior to maturity, to convert all or any portion of the aggregate principal amount of the C5 Notes, together with any accrued and unpaid interest and any other unpaid amounts, into shares of the Company’s common stock at a conversion price of $2.00 per share. In the event that any shares of common stock are issued upon conversion of the C5 Notes, the Company has agreed to grant specified registration rights to C5.

Exclusivity

On December 22, 2022, C5 delivered a non-binding expression of interest to the Board in respect of a potential offer to acquire all of the outstanding common stock not presently owned by the buyer group or their affiliates. On December 28, 2022, the Company and C5 entered into an agreement pursuant to which they agreed to a mutual exclusivity period through January 31, 2023 to seek to negotiate definitive agreements with respect to a potential offer by C5 to acquire all of the outstanding common stock of the Company not presently owned by C5 and certain of its affiliates (the “Proposed Transaction”). Commencement of the exclusivity period was subject to C5 providing the $2,000 of bridge financing in consideration for the Initial C5 Note. Continuation of the exclusivity period after January 9, 2023 was subject to C5 entering into additional notes providing $3,500 of additional bridge financing by January 9, 2023. Upon receipt of the funds and issuance of the Fifth C5 Note by the Company, the parties agreed to extend the exclusivity period until March 31, 2023. While the Company no longer remains under contractual exclusivity with C5, the Company is continuing to negotiate definitive agreements with C5 with respect to the Proposed Transaction.

Audit Committee Investigation

In March 2023, the Audit Committee of the Company’s Board of Directors concluded an internal investigation, which was originally disclosed in the Company’s notification of late filing on Form 12b-25 filed with the SEC on December 16, 2022. The Audit Committee, assisted by independent legal counsel, conducted an investigation of allegations raised in a letter to the Company by a former employee. The investigation determined that the claims were unsubstantiated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to “IronNet,” “we,” “us,” “our”, “the Company” and other similar terms refer to IronNet, Inc. and its subsidiaries after giving effect to the Merger.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"), and the annual consolidated financial statements for the year ended January 31, 2022 and related notes included in our Annual Report on Form 10-K filed on May 2, 2022, as updated by our Current Report on Form 8-K filed on November 14, 2022 (the "Annual Report"). The interim condensed consolidated financial statements in this Quarterly Report are presented in U.S. dollars rounded to the nearest thousand, with the amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) rounded to the nearest tenth of a million. Therefore, differences in the tables between totals and sums of the amounts listed may occur due to such rounding.

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

It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in the Annual Report under the captions “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.” The impact of COVID-19 and its variants, as well as geopolitical tensions, such as the ongoing conflict between Russia and Ukraine, may also exacerbate these risks, any of which could have a material effect on us. All forward-looking statements included herein are made only as of the date hereof. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ending January 31, 2023 and ended January 31, 2022 are referred to herein as "fiscal 2023" and "fiscal 2022," respectively.

Overview

GEN Keith B. Alexander (Ret.) founded our company in 2014 to solve the major cybersecurity problem he witnessed and defined during his tenure as former head of The National Security Agency (the "NSA") and founding Commander of U.S. Cyber Command: You can’t defend against threats you can’t see. Our innovative approach provides the ability for groups of organizations—within an industry sector, supply chain, state or country, for example—to see, detect and defend against sophisticated cyber attacks earlier and faster than ever before.

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

Our Business

We have focused on the development and delivery of a suite of advanced cybersecurity capabilities for detection, alerting, situational awareness and hunt/remediation combined into a comprehensive Collective Defense platform. In addition to our platform, our product offering also includes a threat intelligence feed sold primarily though our partner ecosystem that enables the cybersecurity stack to block adversary infrastructure immediately. We complement these capabilities, delivered to both commercial and public sector enterprises, with professional services.

Product, Subscription and Support Revenue

Our primary line of business is the delivery of integrated software capabilities through our Collective Defense platform. The platform, targeting larger organizations with a more mature cybersecurity infrastructure, is comprised of two flagship products:

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

Our Collective Defense platform is a subscription-based pricing and flexible delivery model, with 83.3% of our revenue for the nine months ended October 31, 2022 related to deployments involving our key public cloud providers Amazon Web Services and Microsoft Azure. We also support private cloud, or hyperconverged infrastructure such as Nutanix as well as on-premise environments through hardware and virtual options. To make it as easy as possible for customers to add Collective Defense into their existing security stack, we have built a rich set of APIs that enable integrations with standard security products, including SIEM, SOAR, EDR, NGFW tools, and cloud-native logs from the major public cloud providers.

IronRadar is a threat-sharing solution that proactively and automatically updates customer cybersecurity tools to be able to detect and block malicious indicators of adversary infrastructure. IronRadar, which we launched during the three months ended October 31, 2022, is intended to broaden our market reach to companies of all sizes, including those with less sophisticated cybersecurity infrastructure, and leverage our key partner relationships as the primary route to market. Developed by IronNet’s team of elite threat hunters, IronRadar scours the internet fingerprinting servers to determine whether they are command and control (“C2”) infrastructure while being stood up, even before a cyber attack, such as ransomware, is initiated. This threat detection and response solution identifies known and unknown C2 infrastructure and is built from the ground up to be easy to deploy, making it easy for security teams to integrate IronRadar into existing tools, including SIEM/SOAR, TIP, EDRs, and firewalls, to increase effectiveness and defense. Once set up, IronRadar is regularly updated and automatically fed into a customer’s security landscape to proactively block threats, enabling faster response and creating efficiencies for security teams. IronRadar is currently available for purchase as an annual subscription sold directly from the Amazon Web Services (“AWS”) Marketplace.

Professional Services

We sell professional services, including development of national cybersecurity strategies, cyber operations monitoring, security, training, red team, incident response and tailored maturity assessments. Revenue derived from these services is recognized as the services are delivered.

Financing to Date

Historically, we have financed our operations primarily through private placements of common stock, issuance of debt, warrants and redeemable convertible preferred stock.

In connection with the execution of the Merger Agreement, a number of purchasers (each, a “Subscriber”) purchased an aggregate of 12,500,000 shares of our common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $125.0 million. As a result of the Merger, we also received $13.3 million held in LGL Systems Acquisitions Corporation's ("Legacy LGL") trust account from proceeds related to public trust shares, net of stockholder redemptions. Transaction costs related to the issuance of the trust shares were $9.0 million.

On September 15, 2022, we issued a senior unsecured convertible promissory note to 3i, LP (“3i”) for an aggregate principal amount of $10.3 million, net of debt discount for cash proceeds of $10.0 million. For more information, see "Liquidity and Capital Resources-3i Convertible Debt Facility."

Between December 2022 and April 2023, we issued and sold senior secured promissory notes in an aggregate principal amount of $7.2 million to a total of eight lenders, including certain members of our Board of Directors or their affiliates. Between December 2022 and April 2023, we issued and sold secured convertible promissory notes in an aggregate amount of $11.8 million to C5 Capital Limited (“C5”), one of our major stockholders. For more information, see "Liquidity and Capital Resources-Director and C5 Loans.” We continue to negotiate with C5 as to a potential acquisition of our company by C5, as described below under “Recent Developments—C5 Strategic Transaction.”

On September 15, 2022, we issued a convertible note (the “Convertible Note”) to 3i, LP (“3i”) for an aggregate principal amount of $10.3 million. For more information on the Convertible Note, see "Liquidity and Capital Resources-3i Convertible Debt Facility."

During the nine months ended October 31, 2022, we incurred a net loss of $93.6 million, of which $33.1 million related to non-cash expense related to stock-based compensation, and used $53.6 million in cash to fund our operations. As of October 31, 2022, we had $8.2 million of cash on hand to continue to fund our operations.

Recent Developments

Going concern

Management expects that operating losses and negative cash flows from operating activities will continue in the foreseeable future as we continue to work to fund our operations. As of October 31, 2022, there is substantial doubt about our ability to continue as a going concern within one year from the issuance of our unaudited condensed consolidated financial statements.

Based on our current planned operations, in the absence of additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet our operating and liquidity needs for any meaningful period of time following the filing of this report. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a plan of reorganization, court-supervised sale, and/or liquidation.

Reductions in force

Between September 2022 and the date of this report, our headcount has been reduced by approximately 130 employees, or approximately 51% of our workforce. These actions are part of our initiatives to re-balance our cost structure.

We do not expect to incur future material charges in connection with these reductions in force. These reductions in force are expected to result in approximately $20.0 million of annualized cost savings in total. We may incur additional expenses not currently contemplated due to events associated with the reductions in force. The annualized cost savings are estimates and subject to a number of assumptions, and actual results may differ materially.

Notice of failure to satisfy continued listing rules

On October 25, 2022, we received a written notice (the “Initial Notice”) from the New York Stock Exchange (the “NYSE”) that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a period of 30 consecutive trading days. On December 21, 2022, we received a second written notice (the “Second Notice”) from the NYSE that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01E of the NYSE Listed Company Manual as a result of our failure to timely this Quarterly Report. On January 24, 2023, we received a third written notice (the “Third Notice”, together with the Initial Notice and Second Notice, the “Notices”) from the NYSE that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our last reported shareholders’ equity was less than $50.0 million.

The Notices have no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during applicable cure periods, and do not result in a default under our material debt or other agreements. To address this issue, we intend to monitor the trading price of our listed securities and take steps to increase the value of our shares through implementation of our business strategy, and are considering all available options to regain compliance with the NYSE’s continued listing standards. See “ Risk Factors—The Company must regain compliance with New York Stock Exchange requirements for the continued listing of its common stock” for additional information.

Tumim Purchase Notices

Between November 25, 2022 and December 9, 2022, we issued a series of purchase notices (the “Purchase Notices”) to Tumim Stone Capital, LLC (“Tumim”) pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”) we entered into with Tumim on February 11, 2022. Pursuant to the Purchase Notices, we issued 1,761,879 shares of our common stock to Tumim and received aggregate proceeds of approximately $0.6 million. For more information on the Purchase Agreement, see “Liquidity and Capital Resources—Tumim Stone Capital Committed Equity Financing.”

Director and C5 Loans

Between December 14, 2022 and April 20, 2023, we issued senior secured promissory notes in an aggregate principal amount of $7.2 million to a total of eight lenders including directors of the Company. On January 11, 2023, January 12, 2023, February 8, 2023, February 27, 2023, and April 13, 2023, we issued secured convertible promissory notes in the aggregate principal amount of $11.8 million to an entities affiliated with C5 Capital Limited (“C5”), a beneficial owner of more than 5% of our outstanding common stock. For more information see “Liquidity and Capital Resources—Director and C5 Loans.”

C5 Strategic Transaction

On December 28, 2022, we entered into an agreement with C5 pursuant to which we agreed to a mutual exclusivity period through January 31, 2023 to seek to negotiate definitive agreements with respect to a potential offer by C5 to acquire all of the outstanding common stock of the Company not presently owned by C5 and certain of its affiliates (the “Proposed Transaction”). Commencement of the exclusivity period was subject to C5 providing $2.0 million of financing described above under “Director and C5 Loans.” The exclusivity period was subsequently extended on multiple occasions following additional financing from C5. While we no longer remain under contractual exclusivity with C5, we are continuing to negotiate definitive agreements with C5 with respect to the Proposed Transaction.

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

	October 31,
	2022	2021

Recurring Software Customers	70	74
Year-over-year growth	(5)%	196%

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

	October 31,
	2022	2021
	($ in millions)
Annual recurring revenue	$28.2	$27.5
Year-over-year growth	3%	30%

Because we have contracts from government entities whose back to back renewal may be delayed due to the availability of funding between budget and authorization cycles, potential changes in contract vehicles, and increased requirements, ARR may temporarily decline in periods during which these interruptions are active across reporting period ends. During the nine months ended October 31, 2022, $32.6 million of ARR from such temporary interruptions adversely affected the ending ARR of $28.2 million and the annual year over year increase of 3%. Had those contracts renewed without interruption, we would have reported an ARR of $60.8 million as of October 31, 2022 and an increase of 121% from the prior year.

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

We calculate our dollar-based average contract length as follows:

a.
Numerator: We multiply the average total length of the contracts, measured in years or fractions thereof, by the respective revenue recognized for the nine months ended October 31, 2022 and 2021, as applicable.
b.
Denominator: We use the revenue attributable to software and product customers for the nine months ended October 31, 2022 and 2021 in the numerator. This effectively represents the revenue base that is being generated by those customers.

Dollar-based average contract length is obtained by dividing the Numerator by the Denominator. Our dollar-based average contract length increased from 2.8 to 3.0 years, or 6.7%, as of October 31, 2022 as compared to the end of the same period in fiscal 2022. The re-emergence of longer term contracts in our average has led to the increase in our average contract length as of the end of the most recent reporting period.

	Nine Months Ended October 31,
	2022	2021
	(in years)
Dollar-based average contract length	3.0	2.8

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

Calculated billings decreased by $2.7 million, or 14%, for the nine months ended October 31, 2022 as compared to the same period in fiscal 2022, and decreased by $4.5 million, or 59%, for the three months ended October 31, 2022 as compared to the same period in fiscal 2022. We expect that calculated billings will be affected by timing of entering into agreements with customers and the mix of billings in each reporting period as we typically invoice customers multi-year or annually in advance and, to a lesser extent, monthly in advance.

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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated billings:

	Three Months Ended October 31,
	2022	2021	2022 vs 2021
	(in millions)
Revenue	$7.0	$6.9	0.1	1.4%
Add: Total Deferred revenue, end of period	30.2	34.3	(4.1)	(12.0)%
Less: Total Deferred revenue, beginning of period	34.1	33.6	0.5	1.5%
Calculated billings	$3.1	$7.6	(4.5)	(59.2)%

	Nine Months Ended October 31,
	2022	2021	2022 vs 2021
	(in millions)
Revenue	$20.3	$19.4	0.9	4.6%
Add: Total Deferred revenue, end of period	30.2	34.3	(4.1)	(12.0)%
Less: Total Deferred revenue, beginning of period	33.5	34.0	(0.5)	(1.5)%
Calculated billings	$17.0	$19.7	(2.7)	(13.7)%

Components of Our Results of Operations

Revenue

Our revenues are derived from sales of product, subscriptions, subscription-like software products and software support contracts as well as from professional services. Product, subscription and support revenues accounted for 96% of our revenue in the three months ended October 31, 2022, 89% of our revenue in the same period in fiscal 2022, 95% of our revenue in the nine months ended October 31, 2022, and 93% of our revenue in the same period in fiscal 2022. Professional services revenues accounted for 4% of our revenue in the three months ended October 31, 2022, 11% of our revenue in the same period in fiscal 2022, 5% of our revenue in the nine months ended October 31, 2022, and 7% of our revenue in the same period in fiscal 2022.

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

Cost of Revenue

Cost of product, subscription and support revenue includes expenses related to our hosted security software, employee-related costs of our customer facing support, such as salaries, bonuses and benefits, an allocated portion of administrative costs, the amortization of deferred costs, and expense related to establishing an inventory reserve.

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

Interest expense

Interest expense consists of interest expense incurred.

Other income

Other income consists primarily of interest income and foreign currency gains.

Other expense

Other expense consists primarily of the settlement of a pre-Merger claim against Legacy LGL in the first quarter of fiscal year 2023, losses on the disposal of fixed assets, and the change in fair value of the Commitment Fee derivative asset established related to the Purchase Agreement entered into with Tumim during fiscal year 2023 to reflect its fair value at the end of the reporting period.

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities includes the adjustments to the warrant liability to reflect its fair value as of the end of the reporting period.

Provision for income taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes and withholding taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets.

Results of Operations

Comparison of the Three Months Ended October 31, 2022 and 2021

The following tables set forth our consolidated statement of operations data for each period presented:

	Three Months Ended October 31,
	2022	Percentage of Revenue	2021	Percentage of Revenue	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$6,674	96%	$6,132	89%	$542	9%
Professional services revenue	314	4%	781	11%	(467)	(60)%
Total revenue	6,988	100%	6,913	100%	75	1%
Cost of product, subscription and support revenue	4,206	60%	2,082	30%	2,124	102%
Cost of professional services revenue	83	1%	286	4%	(203)	(71)%
Total cost of revenue	4,289	61%	2,368	34%	1,921	81%
Gross profit	2,699	39%	4,545	66%	(1,846)	(41)%
Operating expenses					—
Research and development	6,804	97%	24,455	354%	(17,651)	(72)%
Sales and marketing	7,774	111%	51,244	741%	(43,470)	(85)%
General and administrative	19,723	282%	79,735	1153%	(60,012)	(75)%
Total operating expenses	34,301	491%	155,434	2,248%	(121,133)	(78)%
Operating loss	(31,602)	(452)%	(150,889)	(2,183)%	119,287	(79)%
Interest expense	(320)	(5)%	(710)	(10)%	390	(55)%
Other income	493	7%	4	0%	489	12,225%
Other expense	(581)	(8)%	(18)	0%	(563)	3,127%
Change in fair value of warrants liabilities	3	0%	(11,302)	(163)%	11,305	(100)%
Loss before income taxes	(32,007)	(458)%	(162,915)	(2,357)%	130,908	(80)%
Provision for income taxes	(2)	0%	(34)	0%	32	(94)%
Net loss	$(32,009)	(458)%	$(162,949)	(2,357)%	$130,940	(80)%

Revenue

Total revenue increased by $0.08 million or 1% in the three months ended October 31, 2022, as compared to the same period in fiscal 2022.

Product, subscription and support revenue increased by $0.5 million or 9% primarily due to the net effect of the Company’s transition from contracts that had non-recurring elements which did not renew in full, replaced by revenues from contract forms that were designed to fully renew with legacy customers and signing new customers.

Professional services revenue decreased by $0.5 million or 60% in the three months ended October 31, 2022, as compared to the same period in fiscal 2022.

Cost of Revenue

Total cost of revenue increased by $1.9 million or 81% in the three months ended October 31, 2022, as compared to the same period in fiscal 2022. Cost of product, subscription and support revenue increased by $2.1 million or 102% in the three months ended October 31, 2022, as compared to the same period in fiscal 2022. The increase was due primarily to an increase in cloud subscription customers, costs incurred to fully ramp cloud hosting environments related to a significant revenue customer that was onboarded in the second half of fiscal year 2023, an increase in allocated labor costs related to software support services, duplicative charges that occurred while certain customers transitioned from their on-premises to cloud hosted deployment formats, and the establishment of an inventory reserve in the three months ended October 31, 2022.

Cost of professional service cost of revenue decreased by $0.2 million in the three months ended October 31, 2022, as compared to the same period in fiscal 2022. This decrease was primarily due to a decrease in headcount and decrease in services provided to customers.

Gross Profit and Gross Margin

Certain business decisions related to cost of revenue resulted in a decrease in product, subscription and support gross margin to 37% in the three months ended October 31, 2022, which would have been approximately 58% during the period when excluding the expense incurred related to establishing an inventory reserve, as compared to 66% in the same period in fiscal 2022, and an increase in professional services gross margin to 74% in the three months ended October 31, 2022 as compared to 63% in the same period in fiscal 2022. The period over period decrease in margin for software was primarily the result of cloud costs for a significant revenue customer that ramped up in the second half of fiscal 2023, an increase allocated to labor costs related to software support, and the establishment of an inventory reserve in the three months ended October 31, 2022. Excluding the establishment of the inventory reserve in the quarter, product, subscription and support gross margin would have been 58%. Professional services margin will continue to be volatile contract to contract.

The following tables show gross profit and gross margin, respectively, for product, subscription and support revenue and professional services revenue for the three months ended October 31, 2022 and 2021.

	Three Months Ended October 31,
	2022	2021	Change $	Change %
	($ in millions)
Product, subscription and support gross profit	$2.5	$4.0	$(1.5)	(38)%
Professional services gross profit	0.2	0.5	(0.3)	(60)%
Total gross profit	$2.7	$4.5	$(1.8)	(40)%

	Three Months Ended October 31,
	2022	2021	Change
Product, subscription and support margin	37.0%	66.0%	(29.0)%
Professional services margin	73.7%	63.4%	10.3%
Total gross margin	38.6%	65.7%	(27.1)%

Operating expenses

Research and development

Research and development expenses decreased by $17.7 million or 72% in the three months ended October 31, 2022, as compared to the same period in fiscal 2022, primarily due to non-cash stock compensation expense of $17.2 million incurred in fiscal 2022 triggered by the modification of restricted stock units ("RSUs") in the three months ended October 31, 2021, as compared to $0.6 million in the same period in fiscal 2023. The remaining decrease of $1.1 million was driven by the decrease in headcount, a reduction in allocated labor costs related to software support services, and cost saving actions.

Sales and marketing

Sales and marketing cost decreased by $43.5 million or 85% in the three months ended October 31, 2022, as compared to the same period in fiscal 2022, primarily due to non-cash stock compensation expense of $43.5 million incurred in fiscal 2022 triggered by the modification of RSUs in the three months ended October 31, 2022, as compared to $0.6 million in the same period in fiscal 2023. The remaining decrease of $0.6 million was driven by the decrease in headcount and cost saving actions.

General and administrative

General and administrative costs decreased by $60.0 million or 75% in the three months ended October 31, 2022, as compared to the same period in fiscal 2022, primarily due to non-cash stock compensation expense of $69.2 million incurred in fiscal 2022 triggered by the modification of RSUs in the three months ended October 31, 2022, as compared to $13.3 million in the same period in fiscal 2023. The remaining decrease of $4.1 million was primarily driven by the decrease in headcounts and cost saving actions.

Interest expense

The decrease in interest expense is due to the interest expense incurred on the bridge loan paid off in fiscal 2022 as a part of the merger offset by the interest accrued from the Convertible Note beginning in the three months ended October 31, 2022.

Other income

The increase in other income was due to foreign currency adjustments.

Other expense

Other expense increased by $0.6 million or 3,127% in the three months ended October 31, 2022 as compared to the same period in fiscal 2022, primarily as the result of the decrease in fair value of the commitment fee derivative asset established related to the Purchase Agreement entered into with Tumim and losses on the disposal of fixed assets.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities is the result of the exercise of 5.2 million private warrants in the three months ended October 31, 2021 and the change in fair value.

Provision for income taxes

The change in provision for income taxes was immaterial to the results of operations primarily due to our continued net loss position, the accumulation of net loss carryforwards, and offsetting valuation allowance.

Comparison of the Nine Months Ended October 31, 2022 and 2021

The following tables set forth our consolidated statement of operations data for each period presented:

	Nine Months Ended October 31,
	2022	Percentage of Revenue	2021	Percentage of Revenue	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$19,331	95%	$18,038	93%	$1,293	7%
Professional services revenue	952	5%	1,327	7%	(375)	(28)%
Total revenue	20,283	100%	19,365	100%	918	5%
Cost of product, subscription and support revenue	8,875	44%	5,505	28%	3,370	61%
Cost of professional services revenue	397	2%	617	3%	(220)	(36)%
Total cost of revenue	9,272	46%	6,122	32%	3,150	51%
Gross profit	11,011	54%	13,243	68%	(2,232)	(17)%
Operating expenses					—
Research and development	27,246	134%	38,917	201%	(11,671)	(30)%
Sales and marketing	27,194	134%	66,095	341%	(38,901)	(59)%
General and administrative	48,742	240%	91,419	472%	(42,677)	(47)%
Total operating expenses	103,182	509%	196,431	1,014%	(93,249)	(47)%
Operating loss	(92,171)	(454)%	(183,188)	(946)%	91,017	(50)%
Interest expense	(482)	(2)%	(1,060)	-5%	578	(55)%
Other income	55	0%	19	0%	36	189%
Other expense	(995)	(5)%	(29)	0%	(966)	3,330%
Change in fair value of warrants liabilities	6	0%	(11,302)	(58)%	11,308	(100)%
Loss before income taxes	(93,587)	(461)%	(195,560)	(1,010)%	101,973	(52)%
Provision for income taxes	(6)	0%	(56)	0%	50	(90)%
Net loss	$(93,593)	(461)%	$(195,616)	(1,010)%	$102,023	(52)%

Revenue

Total revenue increased by $0.9 million or 5% in the nine months ended October 31, 2022, as compared to the same period in fiscal 2022.

Product, subscription and support revenue increased by $1.3 million or 7% primarily due to the net effect of the Company’s transition from contracts that had non-recurring elements which did not renew in full, replaced by revenues from contract forms that were designed to fully renew with legacy customers and signing new customers.

Professional services revenue decreased by $0.4 million or 28% in the nine months ended October 31, 2022, as compared to the same period in fiscal 2022.

Cost of Revenue

Total cost of revenue increased by $3.2 million or 51% in the nine months ended October 31, 2022, as compared to the same period in fiscal 2022. Cost of product, subscription and support revenue increased by $3.4 million or 61% in the nine months ended October 31, 2022, as compared to the same period in fiscal year 2022. The increase was due primarily to an increase in cloud subscription customers, costs incurred to fully ramp cloud hosting environments related to a significant revenue customer that was onboarded in fiscal year 2023, an increase in allocated labor costs related to software support services, duplicative charges that occurred while certain customers transitioned from their on-premises to cloud hosted deployment formats, and the establishment of an inventory reserve in the nine months ended October 31, 2022.

Cost of professional services revenue decreased by $0.2 million in the nine months ended October 31, 2022, as compared to the same period in fiscal 2022.

Gross Profit and Gross Margin

Certain business decisions related to cost of revenue resulted in a decrease in product, subscription and support gross margin to 54% in the nine months ended October 31, 2022, which would have been approximately 61% during the period when excluding the expense incurred related to establishing an inventory reserve, as compared to 69% in the same period in fiscal 2022, and an increase in professional services gross margin to 58% in the nine months ended October 31, 2022, as compared to 54% in the same period in fiscal 2022. The period over period decrease in margin for software was primarily the result of cloud costs for a significant revenue customer that ramped up in the second half of fiscal year 2023, an increase in warranty costs related to inventory held in readiness for large future contracts as well as duplicative charges that occurred while certain customers transitioned from their on-premises to cloud hosted deployment formats, the establishment of an inventory reserve in the nine months ended October 31, 2022, and an increase in allocated labor costs related to software support services. Professional services will continue to be volatile contract to contract.

The following tables show gross profit and gross margin, respectively, for product, subscription and support revenue and professional services revenue for the nine months ended October 31, 2022 and 2021.

	Nine Months Ended October 31,
	2022	2021		Change $	Change %
	($ in millions)
Product, subscription and support gross profit	$10.5	$12.5	$	$(2.0)	(16)%
Professional services gross profit	0.5	0.7		(0.2)	(29)%
Total gross profit	$11.0	$13.2	$	$(2.2)	(17)%

	Nine Months Ended October 31,
	2022	2021	Change

Product, subscription and support margin	54.1%	69.5%	(15.4)%
Professional services margin	58.3%	53.5%	4.9%
Total gross margin	54.3%	68.4%	(14.1)%

Operating expenses

Research and development

Research and development expenses decreased by $11.7 million or 30% in the nine months ended October 31, 2022, as compared to the same period in fiscal 2022, primarily due to non-cash stock compensation expense of $17.2 million incurred in the nine months ended October 31, 2021 triggered by the modification of RSUs, as compared to $4.6 million in non-cash stock compensation expense in the same period in fiscal 2023. The offsetting increase in research and development costs of $0.6 million is the result of ramping resources to support product development, ramping of external costs to support product development and an increase driven by cloud computing costs.

Sales and marketing

Sales and marketing cost decreased by $38.9 million or 59% in the nine months ended October 31, 2022, as compared to the same period in fiscal 2022, primarily due to non-cash stock compensation of $43.5 million incurred in the nine months ended October 31, 2022 triggered by the modification of RSUs, as compared to $2.6 million in non-cash stock compensation expense in the same period in fiscal 2023. The offsetting increase in sales and marketing costs of $2.0 million is due to the expansion of our sales and marketing efforts in the first half of fiscal 2023.

General and administrative

General and administrative costs decreased by $42.7 million or 47% in the nine months ended October 31, 2022, as compared to the same period in fiscal 2022, primarily due to non-cash stock compensation of $69.2 million incurred in the nine months ended October 31, 2022 triggered by the modification of RSUs, as compared to $25.8 million in non-cash stock compensation expense in the same period in fiscal 2023. The offsetting increase of $0.7 million is due to the increase in costs related to being a publicly traded company and the overall efforts to support business operations.

Interest Expense

The decrease in interest expense is due to the interest expense incurred on the bridge loan paid off in fiscal 2022 as a part of the merger offset by the interest accrued from the convertible debenture loan beginning in the third quarter of fiscal 2023.

Other income

The net fluctuation of other income was immaterial to the results of operations.

Other expense

Other expense increased by $0.97 million or 3,330% in the nine months ended October 31, 2022, as compared to the same period in fiscal 2022, primarily as the result of a settlement of a pre-Merger claim against LGL, the cumulative impact of foreign currency losses, and the decrease in fair value of the commitment fee derivative asset established related to the Purchase Agreement entered into with Tumim..

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities is the result of the exercise of 5.2 million private warrants in the nine months ended October 31, 2021 and the change in fair value.

Provision for income taxes

The change in provision for income taxes was immaterial to the results of operations primarily due to our continued net loss position, the accumulation of net loss carryforwards, and offsetting valuation allowance.

Liquidity and Capital Resources

Based on our current planned operations, in the absence of additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet our operating and liquidity needs for any meaningful period of time following the date of this report. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a plan of reorganization, court-supervised sale, and/or liquidation.

Prior to March 10, 2023, we had a banking relationship with SVB. As of the closure of SVB on March 10, 2023, we held approximately $8.1 million in cash, cash equivalents and investments at or through SVB, which represented approximately 96% of our total cash, cash equivalents and investments as of that date. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors would have access to all of their money starting March 13, 2023. On March 13, 2023, we were able to access all $8.1 million in cash, cash equivalents and investments held at or through SVB. While we have not experienced any losses in such accounts, the recent failure of SVB exposed us to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. We are in the process of transferring some of our deposits to multiple banks to limit any future credit risk.

Sources of Liquidity

We have incurred losses and negative cash flows from operations since inception. Through October 31, 2022, we have funded our operations with proceeds from sales of common stock and redeemable convertible preferred stock, proceeds related to the public trust shares held by Legacy LGL that were received as part of the Merger and recapitalization, the sale of Convertible Notes (as described below) to 3i, loans, and receipts from sales of our products and services to customers in the ordinary course of business. As of October 31, 2022, we had cash and cash equivalents of $8.2 million, and $10.3 million in convertible debt outstanding under the Convertible Note described below. Our primary source of liquidity is has been the financing transactions described and we are seeking additional debt funding in order to continue our operations. Our current indebtedness matures on June 30, 2023, and we will need to either extend the maturity date of this debt or raise additional funds to repay the debt in order to avoid an event of default on our current indebtedness.

Tumim Stone Capital Committed Equity Financing

On February 11, 2022, we entered into the Purchase Agreement with Tumim, pursuant to which Tumim has committed to purchase up to $175 million of common stock (the “Total Commitment”), at our direction from time to time, subject to the satisfaction of the conditions in the Purchase Agreement. Also on February 11, 2022, we entered into a registration rights agreement with Tumim (the “Registration Rights Agreement”), pursuant to which we filed with the SEC a registration statement to register for resale under the Securities Act the shares of common stock that may be issued to Tumim under the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, at the time we signed the Purchase Agreement and the Registration Rights Agreement, we paid a cash fee of $1.8 million, or 1% of the Total Commitment, to Tumim as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement.

The sales of common stock by us to Tumim under the Purchase Agreement, if any, will be subject to certain limitations and may occur, from time to time at our sole discretion, over the approximately 36-month period commencing upon the date of initial satisfaction of all conditions to Tumim’s purchase obligations set forth in the Purchase Agreement. We have the right, but not the obligation, from time to time at our sole discretion, to direct Tumim to purchase certain amounts of our common stock, subject to certain restrictions and limitations in the Purchase Agreement, that we specify in purchase notices that we deliver to Tumim under the Purchase Agreement (each such purchase, a “Purchase”). Shares of common stock will be issued to Tumim at either a (i) 3% discount to the average daily volume weighted average price (the “VWAP”) of the common stock during the three consecutive trading days from the date that a purchase notice with respect to a particular purchase (a “VWAP Purchase Notice”) is delivered to Tumim (a “Forward VWAP Purchase”), or (ii) 5% discount to the lowest daily VWAP during the three consecutive trading days from the date that a VWAP Purchase Notice with respect to a particular purchase is delivered to Tumim (an “Alternative VWAP Purchase”). Each VWAP Purchase Notice to Tumim will specify whether the applicable purchase is a Forward VWAP Purchase or an Alternative VWAP Purchase, and will direct that Tumim purchase the applicable number of shares of common stock at the applicable purchase price. There is no upper limit on the price per share that Tumim could be obligated to pay for the common stock under the Purchase Agreement. The purchase price per share of common stock to be sold in a Purchase will be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

As of October 31, 2022, we had not sold any common stock under the Purchase Agreement. Subsequent to October 31, 2022, we sold 1,761,879 shares to Tumim for gross proceeds of $0.6 million. However, we are not currently able to sell additional shares of common stock to Tumim under the Purchase Agreement.

3i Convertible Debt Facility

On September 14, 2022, we entered into a Securities Purchase Agreement (the "SPA") with 3i, under which we agreed to sell and issue senior unsecured convertible promissory notes (the "Convertible Notes") to 3i in an aggregate principal amount of up to approximately $25.8 million, which are convertible into shares of our common stock, subject to certain conditions and limitations. On September 15, 2022, we issued a Convertible Note under the SPA with a maturity date of March 15, 2024 in the aggregate principal amount of $10.3 million for net cash proceeds after debt discount of $10.0 million. Upon the satisfaction of additional conditions set forth in the SPA that have not yet been met, we may issue an additional Convertible Note in the principal amount of $15.5 million at a second closing.

The Convertible Notes bear interest at an annual rate of 5.00% per annum, payable monthly on the first of each month (The "Installment Date"), beginning the first month that is 90 days following the issuance date, payable in cash and/or shares of common stock, at our option. The interest rate will increase to an annual rate of 10.00% per annum upon the occurrence and during the continuance of an event of default under the Convertible Notes. Each Convertible Note issued pursuant to the SPA will have a maturity date of 18 months from issuance, which may be extended at the option of 3i in certain instances.

The Convertible Notes provide a conversion right in which 3i may convert any portion of the principal, together with any unpaid interest and other unpaid amounts, into shares of common stock at a conversion price of $7.50 per share, subject to adjustments in accordance with the terms of the Convertible Notes. However, we will not issue any shares of common stock upon conversion of any Convertible Notes, or otherwise, if the issuance of such common stock, together with any common stock issued in connection with the SPA and the transaction contemplated thereby, would exceed 20,373,592 shares, except that such limitation shall not apply in the event that we obtain the approval of our stockholders as required by the applicable rules of the NYSE for issuances of shares of common stock in excess of such amount. The Convertible Note also contains provisions that provide 3i with the right, subject to certain exceptions, to require the Company to redeem all or a portion of the Convertible Note in cash. This convertible feature has been bifurcated from the host contract and accounted for separately as a derivative.

On each monthly Installment Date, we shall repay the lesser of $0.7 million and the principal amount then outstanding, plus accrued and unpaid interest, in cash and/or shares of common stock, at our option (the "Installment Amount"). In certain instances, 3i will also have the right to accelerate some of the monthly repayment obligations. For any Installment Amount paid in the form of shares of common stock, the applicable conversion price will be equal to the lesser of (a) $7.50, and (b) the greater of (x) 95% of the lowest VWAP in the five trading days immediately prior to such conversion, and (y) a “floor price” of approximately $0.44, subject to adjustment in accordance with the terms of the Convertible Notes. For any Installment Amount paid in cash, the price paid will be equal to 105% of the Installment Amount.

On September 14, 2022, in connection with our entry into the SPA, we also entered into a Registration Rights Agreement with 3i (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file with the Securities and Exchange Commission (the “SEC”), within 60 calendar days following the date of the Registration Rights Agreement, a registration statement covering the resale of the shares of common stock issuable upon conversion of the outstanding Convertible Note. This registration statement was filed on November 14, 2022 and declared effective by the SEC on November 30, 2022.

Director and C5 Loans

Between December 14, 2022 and December 16, 2022, we issued and sold senior secured promissory notes in an aggregate principal amount of $6.9 million (the “Initial Director Notes”) to a total of eight lenders., which included seven lenders who are either our directors or entities affiliated with our directors. Subsequently we and the holders of the Initial Director Notes agreed to amend and restate the Initial Director Notes to be substantially in the form to be issued to C5 (the “Director Notes”). This amendment and restatement occurred on January 11, 2023. In April 2023, we issued and sold an additional Director Note in the amount of $0.3 million to a lender not affiliated with our directors. The Director Notes bear interest at a rate of 13.8% per annum from the respective dates of the Initial Director Notes, and the Director Notes are payable at scheduled maturity on June 30, 2023.

On December 30, 2022, we issued a senior secured convertible promissory note in the principal amount of $2.0 million (the “Initial C5 Note”) to an affiliate of C5, which was amended and restated on January 11, 2023 (as amended and restated, the “Restated C5 Note”). On January 12, 2023, February 8, 2023, February 27, 2023, and April 13, 2023, we issued additional secured convertible promissory notes to affiliates of C5 (together with the Restated C5 Note, the “C5 Notes”) in principal amounts of $3.0 million, $4.0 million, $2.25 million, and $0.6 million, respectively. Each of the C5 Notes bear interest at a rate of 13.8% per annum from the date of issuance (or in the case of the Restated C5 Note, from the date of the Initial C5 Note), and all such notes are payable at scheduled maturity on June 30, 2023, subject to acceleration in certain circumstances.

Our obligations under the Director Notes and the C5 Notes are secured by substantially all of our assets, excluding our intellectual property.

The C5 Notes provide C5 with the right, at any time on or after the date that is five calendar days prior to maturity, to convert all or any portion of the aggregate principal amount of the C5 Notes, together with any accrued and unpaid interest and any other unpaid amounts, into shares of our common stock, at a conversion price of $2.00 per share. In the event that any shares of common stock are issued upon conversion of the C5 Notes, we have agreed to grant specified registration rights to C5.

Long-Term Liquidity Requirements

Based on our current operating plan, management believes that we do not have sufficient cash and cash equivalents on hand to support our current operations for any meaningful period of time following the date of this report. Management has concluded that there is substantial doubt about our ability to continue as a going concern.

We require additional equity or debt financing in order to continue our operations. We may not be able to raise financing on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, we will likely need to declare bankruptcy or wind down our operations.

Cash Flows

For the Nine Months Ended October 31, 2022 and 2021

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2022	2021
	(in millions)
Net cash used in operating activities	$(53.6)	$(59.1)
Net cash used in investing activities	$(2.1)	$(2.2)
Net cash provided by financing activities	$16.3	$103.4

Operating Activities

Net cash used in operating activities during the nine months ended October 31, 2022 was $53.6 million, which resulted from a net loss of $93.6 million, primarily driven by growth-related operating expenses exceeding the gross profits from sales, adjusted for non-cash charges of $37.2 million and net cash inflows of $2.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $33.1 million of stock compensation expense and $1.8 million of depreciation and amortization expense. Cash used in operating activities during the nine months ended October 31, 2022 was primarily driven by cash collections of accounts receivable of $5.6 million and an increase in accounts payable of $5.0 million, offset by a decrease in deferred revenue of $3.3 million, a decrease in accrued expenses of $2.5 million, and an increase in inventory of $1.0 million, which is the result of timing of new customer contracts.

Net cash used in operating activities during the nine months ended October 31, 2021 was $59.1 million, which resulted from a net loss of $195.6 million, primarily driven by the modification of restricted stock unit awards of $129.9 million and related non-cash expenses. There was also an increase in the fair value of warrants liabilities of $11.3 million and an increase in accrued expenses. This was offset by an increase in accounts receivable of $7.2 million.

The overall decrease in net cash used in operating activities in the nine months ended October 31, 2022 as compared to the same period in fiscal 2022 was driven by an decrease in cash operating expenses of approximately $9.3 million, primarily due to higher cash collections and fewer new billings from customers of $9.2 million and increases in accrued expenses of $2.7 million, offset by increases in inventory, prepaid warranty and deferred customer costs of $2.3 million and other minor cash activity.

Investing Activities

Net cash used in investing activities of $2.1 million during the nine months ended October 31, 2022 was primarily a result of purchases of property and equipment.

Net cash used in investing activities of $2.2 million during the nine months ended October 31, 2021 was primarily a result of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $16.3 million during the nine months ended October 31, 2022 was primarily due to net cash proceeds of approximately $9.7 million from the issuance of the Convertible Note and $8.2 million net cash proceeds received to fund employees' tax withholding obligations associated with vested RSUs, which will be disbursed to the appropriate taxing authorities, offset by the $1.8 million payment to Tumim for the commitment fee in connection with the equity line.

Net cash provided by financing activities of $103.4 million during the nine months ended October 31, 2021 was primarily due to gross proceeds from the Merger recapitalization of $13.3 million and issuance of PIPE Shares of $125.0 million and borrowing related to the Loan and Security Agreement (the "SVB Bridge") with SVB Innovation Credit Fund VIII, L.P. for $15.0 million, offset by payment of a PPP loan and the SVB Bridge of $5.6 million.

Contractual Obligations

Our principal commitment consists of the obligation to repay amounts borrowed under (i) the Convertible Note issued to 3i, unless earlier converted into shares of our common stock under the terms of the Convertible Note, (ii) the Director Notes, and (iii) the C5 Notes. For more information regarding our indebtedness, see Note 10 to our interim condensed consolidated financial statements included in this report.

We also have commitments consisting of lease obligations for office space. For more information regarding our lease obligations, see Note 9 to our interim condensed consolidated financial statements included in this report.

We have made and, while not contractually committed, we expect to continue to make additional investments in our product, scale our operations, and continue to enhance our security measures. We will continue to expand the use of software systems to scale with our overall growth.

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

As of October 31, 2022, there was $23.1 million of unrecognized compensation cost related to unvested RSUs without performance obligations. The weighted average remaining vesting period was 2.73 years.

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

Commitments and Contingencies

Refer to Note 8, Commitments and contingencies, of the notes to our unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation Plan

We have continued implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and have included the following:

•
we hired additional accounting and finance resources with public company experience, including expertise in technical accounting and complex transactions, including stock-based compensation arrangements, in addition to utilizing third-party consultants and specialists, to supplement our internal resources;
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

Securities Litigation

On April 22, 2022, a federal securities class action lawsuit was filed by a purported stockholder in the United States District Court for the Eastern District of Virginia, or the Court. On July 15, 2022, the Court appointed a lead plaintiff for the action, and ordered that the action bear the caption In re IronNet, Inc. Securities Litigation, No. 1:22-cv-004499-RDA-JFA. On August 29, 2022, the lead plaintiff filed an amended complaint on behalf of a proposed class consisting of those who acquired our securities between September 14, 2021 and December 15, 2021. The amended complaint names us, our current Chief Executive Officer, our former co-Chief Executive Officer, and our former Chief Financial Officer as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for alleged misrepresentations and/or omissions in September 2021 regarding our financial guidance for fiscal year 2022 and a claim under Section 20A of the Securities Exchange Act of 1934, as amended, for alleged trading on material nonpublic information by our current Chief Executive Officer. The amended complaint seeks an unspecified amount of damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.

On October 26, 2022, the defendants filed a motion to dismiss the amended complaint. On November 30, 2022, the lead plaintiff filed an opposition. On December 21, 2022, the defendants filed a reply in support of the motion to dismiss.

We believe the claims are without merit, intend to defend the case vigorously, and have not recorded a liability related to this lawsuit because, at this time, we are unable to determine whether an unfavorable outcome is probable or to estimate reasonably possible losses.

Item 1A. Risk Factors

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on May 2, 2022. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•	We have a history of losses and we may not be able to achieve or sustain profitability in the future, which raises substantial doubt about our ability to continue as a going concern.

•

There can be no assurance that we will consummate the Proposed Transaction with C5 or that the Proposed Transaction (as defined herein), if consummated, will enhance stockholder value, and speculation and uncertainty regarding the outcome of the Proposed Transaction may adversely impact our business and results of operations.

•	We must regain compliance with New York Stock Exchange requirements for the continued listing of our common stock.

•	In the event we pursue Bankruptcy Protection (as defined below), we will be subject to the risks and uncertainties associated with such proceedings.

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

We have a history of losses and may not be able to achieve or sustain profitability in the future

We have incurred net losses in all periods since our inception. We experienced net losses of $242.6 million and $55.4 million for fiscal 2022 and fiscal 2021, respectively, and net losses of $93.6 million for the nine months ended October 31, 2022. As of October 31, 2022, we had an accumulated deficit of $511.3 million. We cannot predict when or whether we will ever reach or maintain profitability. We will also continue to incur significant operating expenses, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that we will achieve increases in our total revenue or improvements in our results of operations. We also expect to incur significant additional legal, accounting, and other expenses as a public operating company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

There is substantial doubt about our ability to continue as a going concern, and holders of our common stock could suffer a total loss of their investment. We will need to raise additional capital to continue our operations, which capital may not be available on terms acceptable to us, or at all, and which could reduce our ability to compete and could harm our business.

Our history of losses and negative cash flows raise substantial doubt regarding our ability to continue as a going concern, which may create negative reactions to the price of our common stock. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”), took control and was appointed receiver of Silicon Valley Bank (“SVB”). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Any failure or delay to secure additional financing, or our ability to access our existing cash, cash equivalents and investments, could force us to delay, limit or terminate our operations, make further reductions in our workforce, liquidate all or a portion of our assets and/or seek protection, or Bankruptcy Protection, under Chapters 7 or 11 of the United States Bankruptcy Code.

In the absence of additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations, will not be sufficient to meet our operating and liquidity needs for any meaningful period of time following the filing of this report. We will likely need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, stockholders would experience significant dilution of their ownership interests to the extent we issue a significant number of shares of common stock, and the market price of the common stock could decline. Our current convertible debt contains restrictions on our future debt financing, but if we engage in future debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. In addition, adverse macroeconomic developments, including without limitation inflation, slowing economic growth, rising interest rates or a potential economic recession, may reduce our ability to access such capital. Any of the above could harm our business, results of operations and financial condition.

In the event that sufficient additional funds are not obtained through sales of securities, funding facilities, borrowing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration, or winding down of our company. Moreover, if we do not obtain such additional funds, there is substantial doubt about our ability to continue as a going concern and there is increased risk of insolvency and up to total loss of investment to our stockholders and other security holders. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, holders of our common stock or other securities may lose the entire value of their investment.

There can be no assurances that we will be able to raise additional capital in sufficient amounts or on favorable terms, or at all. If we are unable to raise adequate additional capital when required or in sufficient amounts or on terms acceptable to us, we may have significantly reduce expenses, sell assets (potentially at a loss), cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets.

There can be no assurance that we will consummate the proposed acquisition transaction with C5 or that the proposed transaction, if completed, would enhance stockholder value, and speculation and uncertainty regarding the outcome of the transaction may adversely impact our business and results of operations.

In December 2022, we announced that we had begun negotiating with C5 a potential transaction by which C5 would acquire all of our common stock that it does not currently own (the “Proposed Transaction”). We continue to negotiate definitive agreements with respect to the Proposed Transaction. However, there can be no assurance of the terms, timing or structure of any transaction, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties. The process of reviewing the Proposed Transaction may involve significant resources and costs. In addition, the review of the Proposed Transaction may cause or result in:

•
disruption of our business;
•
difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions;
•
diversion of the attention of management;
•
increased stock price volatility;
•
increased costs and advisory fees; and
•
challenges in hiring and retaining key employees.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of the Proposed Transaction, it may disrupt our business or could have a material adverse effect on our financial condition and results of operations in future periods.

Our ability to complete the Proposed Transaction, if our board of directors decides to pursue it, will depend on numerous factors, some of which are outside of our control, including market conditions, industry trends and the availability of financing to C5 and other potential buyers on commercially acceptable terms. Even if the Proposed Transaction is completed, there can be no assurance that it will be successful or have a positive effect on stockholder value. Our board of directors may also determine that no transaction is in the best interests of stockholders. Further, it is not certain what impact the Proposed Transaction, or any other potential transaction, or a decision not to pursue any potential transaction, may have on our stock price, business, financial condition, and results of operations.

We must regain compliance with New York Stock Exchange requirements for the continued listing of our common stock.

On October 25, 2022, we received the Initial Notice from the NYSE, indicating that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a period of 30 consecutive trading days. On December 21, 2022, we received the Second Notice from the NYSE, indicating that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01E of the NYSE Listed Company Manual as a result of our failure to timely this Quarterly Report. On January 24, 2023, we received the Third Notice from the NYSE, indicating that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our last reported shareholders’ equity was less than $50 million.

The Notices have no immediate impact on the listing of our common stock and our common stock will continue to be listed and traded on the NYSE under the common stock trading symbol "IRNT" during applicable cure periods, subject to our continued compliance with the plan and other listing requirements of the NYSE. However, until the NYSE determines that we have regained compliance, our common stock trading symbol will have an added designation of ".BC" to indicate that the status of our common stock is "below compliance" with the NYSE continued listing standards.

The Notices and compliance with the plan do not affect our business operations or our reporting obligations with the Securities and Exchange Commission, and it does not conflict with or cause an event of default under any of our material debt or other agreements. Failure to maintain our NYSE listing could negatively impact us and our shareholders by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of our financial condition, and cause reputational harm with investors and parties conducting business with us. In addition, the perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings.

In the event we file for relief under the United States Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our customers, business partners, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the United States Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to force us to into Chapter 7 proceedings rather than Chapter 11 proceedings and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for us. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek Bankruptcy Protection we will emerge from Bankruptcy Protection as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary for us to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.

We have a considerable amount of debt, which may limit our ability to fulfill our obligations and/or to obtain additional financing.

As of the date of this report, we have $26.6 million of indebtedness outstanding. Our capital structure and reliance on indebtedness can have several important consequences, including, but not limited to, the following:

•
The terms of our indebtedness restrict our ability to incur additional indebtedness in certain instances.
•
If future cash flows are insufficient, we may not be able to make principal or interest payments on our debt obligations when such obligation become due, which could result in the occurrence of an event of default under one or more of those debt instruments.
•
Our leverage level could make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness.
•
Our leverage level could place us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.
•
Our indebtedness has the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition. The interest rates at which we might secure additional financings may be higher than our currently outstanding debt instruments or higher than forecasted at any point in time, which could adversely affect our business, financial condition, results of operations and cash flows.
•
Market conditions could affect our access to capital markets, restrict our ability to secure financing to make planned capital expenditures and investments and pay other expenses, which could adversely affect our business, financial condition, cash flows and results of operations.

If the Proposed Transaction is not consummated and we do not generate sufficient cash flows, we may be unable to repay our secured convertible promissory notes when they mature.

If the Proposed Transaction is not consummated, we will need to repay our secured convertible promissory notes in full at maturity in June 2023 and our unsecured convertible promissory note in March 2024. If our cash flows and capital resources are insufficient to repay our convertible promissory notes when they mature, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, or seeking to raise additional capital. We may not be able to refinance our debt, or any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations. Our ability to implement successfully any such alternative financing plans will depend on a range of factors, including our financial condition, general economic conditions and the level of activity in capital markets generally. Failure to repay or refinance our secured convertible promissory notes at or prior to maturity would result in an event of default under our secured convertible promissory notes.

Our recent initiatives to re-balance our cost structure, including significant workforce reductions, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

Since September 2022, we have reduced our headcount by approximately 130 employees, representing approximately 51% of our workforce, as part of our initiatives to re-balance our cost structure. These reductions in force are expected to result in approximately $20.0 million of annualized cost savings in total. However, we may incur additional expenses not currently contemplated due to events associated with the reductions in force, for example, the reductions in force may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. The annualized cost savings are estimates and subject to a number of assumptions, and actual results may differ materially. We may not realize, in full or in part, the anticipated benefits and savings from these reductions in force due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the announced reductions in force, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our initiatives to re-balance our cost structure, including the reductions in force, may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reductions in force seek alternative employment, this could result in us seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing or selling our products, which would adversely affect our business.

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

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments, downturns and global health crises or pandemics seemingly unrelated to us or the cybersecurity industry, may harm us, including due to disruptions or restrictions on our employees’ ability to work and travel. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, disruptions in access to bank deposits or lending commitments due to bank failures, bankruptcies, outbreaks of COVID-19 and the resulting impact on business continuity and travel, supply chain disruptions, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal

Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. In response to the invasion, the US, UK and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and throughout the rest of the world, our customers may be negatively impacted, which in turn may cause them to delay purchasing decisions, affect subscription renewal rates and otherwise depress our customers’ spending levels. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We have current and potential new customers throughout Europe. If economic conditions in Europe and other key markets for our platform continue to remain uncertain or deteriorate further, many customers may delay or reduce their cybersecurity spending.

In addition, prior to March 10, 2023, we had a banking relationship with SVB. As of the closure of SVB on March 10, 2023, we held approximately $8.1 million in cash, cash equivalents and investments at or through SVB, which represented approximately 96% of our total cash, cash equivalents and investments as of that date. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors would have access to all of their money starting March 13, 2023. On March 13, 2023, we were able to access all $8.1 million in cash, cash equivalents and investments held at or through SVB. While we have not experienced any losses in such accounts, the recent failure of SVB exposed us to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. We are in the process of transferring some of our deposits to multiple banks to limit our credit risk. However, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

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

In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our platform and solutions when existing contract terms expire, and that we expand our commercial relationships with our existing customers by selling additional subscriptions. Our customers have no obligation to renew their subscriptions after the expiration of their contractual subscription period, which is generally one year, and in the normal course of business, some customers have elected not to renew. In addition, our customers may renew for shorter contract subscription lengths or cease using certain solutions. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, concerns related to our current financial position and disclosed bankruptcy risk, our pricing, customer security and networking issues and requirements, our customers’ spending levels, mergers and acquisitions involving our customers, industry developments, competition and general economic conditions. Our public sector customers are also subject to budgetary cycles and funding authorizations, and funding reductions or delays can result in delays in such customers renewing their contracts with us. We have experienced several of these delays in the current fiscal year, which has delayed our ability to grow our annual recurring revenue and therefore reduced revenues below our previous expectations, in addition to delaying expected cash flows. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, results of operations, and financial condition may materially suffer.

A limited number of customers represent a substantial portion of our revenue. If we fail to retain these customers, our revenue could decline significantly.

We derive a substantial portion of our revenue from a limited number of customers. For the fiscal year 2022, six customers accounted for approximately one-half of our revenue, with two of those customers accounting for over 20% of our annual revenue. During the first nine months of fiscal 2023, two customers also accounted for over 20% of our revenue.

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

If we do not effectively train our direct sales force, we may be unable to add new customers or increase sales to existing customers, and our business will be adversely affected.

We depend on our direct sales force to obtain new customers and increase sales with existing customers. Our ability to achieve significant revenue growth will depend, in large part, on our success in training and retaining sufficient numbers of sales personnel, particularly in international markets. There is significant competition for sales personnel with the skills and technical knowledge that we require. New hires require significant training and may take significant time before they achieve full productivity, and this delay is accentuated by our long sales cycles. Our hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plans to do business. In addition, a large percentage of our salesforce is new to our business and selling our solutions, and therefore this team may be less effective than our more seasoned sales personnel. Furthermore, hiring sales personnel in new countries, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business and results of operations will be adversely affected.

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

Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable, subject to budgetary uncertainty and typically involves long sales cycles. We have made significant investments to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. In fiscal years 2022 and 2023, several contracts that we previously expected would be signed with government organizations have not yet materialized due to funding delays. Sales to U.S. federal, state and local governmental agencies have not accounted for, and may never account for, a significant portion of our revenue. U.S. federal, state and local government sales are subject to a number of challenges and risks that may adversely impact our business. Sales to such government entities include the following risks:

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

We have been prioritized by the United States Federal Risk and Authorization Management Program ("FedRAMP") to pursue a Provisional Authority to Operate from the Joint Authorization Board with the goal to achieve FedRAMP High status. Even if we were to achieve FedRAMP High status, such certification is costly to maintain, and if we were to lose such a certification in the future it would restrict our ability to sell to government customers. It is also possible that additional guidelines and/or certifications, such as the Cybersecurity Maturity Model Certification, will be required to expand participation in the government sectors.

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing our solutions in the future or otherwise have an adverse effect on our business and results of operations.

Our international operations expose us to significant risks, and failure to manage those risks could adversely impact our business.

We derived 14% and 33% of our total revenue from our international customers for the nine months ended October 31, 2022 and 2021, respectively. Our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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

We may expend substantial funds in connection with the tax liabilities that arose upon the settlement of restricted stock units.

We may expend substantial funds to satisfy minimum statutory tax withholding and remittance obligations that arose upon settlement of a portion of our restricted stock units. Our RSUs typically vest over a period of four years. On the settlement dates for our RSUs, we have undertaken sell-to-cover transactions where a portion of the stock subject to the RSUs is sold in public sales upon settlement of the RSUs, the proceeds of which are paid to the Company and subsequently remitted to the relevant tax authorities to cover certain tax liabilities on behalf of the holders of our RSUs at the applicable minimum statutory rates based on the then current value of the underlying shares of our common stock, which we refer to as a net settlement. In connection with these net settlements, we withhold and remit the tax liabilities on behalf of the RSU holders to the relevant tax authorities in cash.

It has come to our attention that certain tax liabilities pertaining to RSUs that were net settled in calendar year 2022 were not included in our previously filed quarterly employment tax returns and were not timely remitted to the relevant tax authorities, including the Internal Revenue Service. We are in the process of correcting these errors; however, we may be subject to interest and penalties, which if levied could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number
2.1	Agreement and Plan of Reorganization and Merger, dated March 15, 2021.	S-4/A	333-256129	2.1	August 6, 2021
2.2	Amendment No. 1 to Agreement and Plan of Reorganization and Merger, dated August 6, 2021.	S-4/A	333-256129	2.2	August 6, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39125	3.1	September 1, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39125	3.2	September 1, 2021
4.1	Senior Unsecured Convertible Note, dated September 15, 2022, issued to 3i, LP	8-K	001-39125	4.1	September 15, 2022
10.1	Securities Purchase Agreement, dated September 14, 2022, by and between the registrant and 3i, LP	8-K	001-39125	10.1	September 15, 2022
10.2	Registration Rights Agreement, dated September 14, 2022, by and between the registrant and 3i, LP.	8-K	001-39125	10.2	September 15, 2022
10.3	Separation Agreement, dated as of September 15, 2022, by and between the registrant and James C. Gerber	8-K	001-39125	10.3	September 15, 2022
10.4	Separation Agreement, dated as of September 30, 2022, by and between the registrant and William Welch	8-K	001-39125	10.1	October 4, 2022
10.5	Separation Agreement, dated as of November 18, 2022, by and between the registrant and Donald Closser	8-K	001-39125	10.1	November 18, 2022
10.6	Employment Agreement, dated as of September 13, 2022, by and between the registrant and Cameron D. Pforr
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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

IRONNET, INC.

Date:	May 1, 2023	By:	/s/ Cameron D. Pforr
Cameron D. Pforr
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)