Form 10-K
period 2023-01-31
IronNet, Inc.
filed 2023-05-16
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2022, the last day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, based on the closing price of $2.22 per share on July 29, 2022, was approximately $134.3 million.

There were 111,775,430 shares of Common Stock, par value $0.0001 per share, outstanding as of May 11, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the registrant’s amendment to this Form 10-K to be filed on Form 10-K/A with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•
our ability to consummate the Proposed Transaction (as defined below) with C5;
•
our future operating or financial results;
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

We compete in the Network Detection and Response (“NDR”) category, which is a growing aspect of modern enterprise security, but which does include major competitors. Our value proposition and competitive differentiator is our IronNet Collective Defense platform ("Collective Defense"). Our founder and CEO, GEN Keith B. Alexander (Ret.), the longest serving Director of the National Security Agency (“NSA”) and Commander of Cyber Command in U.S. history, serves as a valuable business development resource for establishing relationships with larger enterprise and government buyers. The majority of our current revenue comes from our IronDefense™ and IronDome™ products which combined create the IronNet Collective Defense platform. IronDefense is a network detection and response (“NDR”) cybersecurity product intended for organizations with a more sophisticated cyber stack. The platform uses IronDefense’s artificial intelligence (“AI”), machine learning (“ML”), behavioral analytics, and operational tradecraft expertise to quickly identify specific network behaviors or events indicative of malicious threats. Enriched by our cyber tradecraft knowledge, alerts produced by our company help analysts quickly contextualize and prioritize threats that pose the greatest risks. By doing this we are able to provide clients, across a variety of industries, nation-state-level defensive capabilities to reduce cyber risk. In mid-2022, we introduced IronRadar™, an easy-to-install threat intelligence feed that enables cybersecurity teams to proactively detect and block command and control ("C2") infrastructure before an attack, expanding our offering with a solution intended for, and obtainable by, organizations of all sizes.

We take a differentiated and potentially transformational approach to the cybersecurity problem facing every organization today. With an ever-increasing cybersecurity threat posed by advanced persistent threat (“APT”) actors, our team of experts has developed a solution that automates and scales knowledge about how APTs operate and their tactics, techniques and procedures, in order to defeat them; few individuals and even fewer companies have that knowledge or capability. Our differentiated market offering called IronDome offers users a collective defense model to help mitigate threats posed by an APT enhanced by its IronDefense platform, offering our clients new protections against an APT with its technology.

Cybersecurity has advanced from a niche technical concern to a mainstream consideration for organizations of all sizes and in all sectors. Security protection concerns are most intense where safety or life-critical consequences might arise in response to a cyber threat. Power companies, financial services firms, healthcare companies, space development, military organizations, and government agencies thus have the greatest need for security protection, and now make considerable investments in cybersecurity.

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

Background of IronNet

We are a global cybersecurity company revolutionizing how organizations secure their networks by delivering the first-ever Collective Defense platform operating at scale. Employing former NSA cybersecurity operators with offensive and defensive cyber experience, we integrate deep tradecraft knowledge into our industry-leading products to solve the most challenging cyber problems facing the world today. GEN Alexander founded our company in 2014 to solve the major cybersecurity problem he witnessed and defined during his tenure as former head of the NSA and founding Commander of U.S. Cyber Command: You can’t defend against threats you can’t see. Our innovative approach provides the ability for groups of organizations—within an industry sector, supply chain, state or country, for example—to see, detect and defend against sophisticated cyber attacks earlier and faster than ever before.

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

The IronNet Collective Defense platform is a means for the private sector to “raise the baseline” level of security by partnering amongst themselves to “produce positive outcomes.” This overwatch function is a differentiator for our portfolio of offerings, making us one of the few companies that has the ways, ends and means to enact this transformational concept due to the technical capabilities required to ensure its success.

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

Overview of our Product Offerings

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

Our Collective Defense platform is largely cloud-deployed and is scalable to include small-to-medium businesses and public-sector agencies as well as multinational corporations. The Collective Defense platform was available to customers on-premise and in hybrid environments until December 2022. We provide professional cybersecurity services such as incident response and threat hunting, as well as programs to help customers assess cybersecurity governance, maturity, and readiness. Our Customer Success ("CS") services are designed to create shared long-term success measures with our customers, differentiating us from other cybersecurity vendors by working alongside customers as partners and offering consultative and service capabilities beyond implementation.

Our Collective Defense platform is a subscription-based pricing and flexible delivery model, with 83.6% of our revenue for the fiscal year ended January 31, 2023 related to deployments involving our key partner, Amazon Web Services. Until December 2022, we also supported private cloud, or Hyper Converged Infrastructure (“HCI”) such as Nutanix as well as on-premise environments through hardware and virtual options. To make it as easy as possible for customers to add Collective Defense into their existing security stack, we built a rich set of Application Programming Interfaces (“APIs”) that enable integrations with standard security products, including security information and event management (“SIEM”); security orchestration, automation, and response (“SOAR”); endpoint detection and response (“EDR”); next-generation firewall (“NGFW”) tools; and cloud-native logs from the major public cloud providers.

IronRadar™, a product offering introduced in mid-2022, is an easy-to-install threat intelligence feed that enables cybersecurity teams to proactively detect and block C2 infrastructure before an attack. IronRadar expands our offering with a solution intended for, and obtainable by, organizations of all sizes. In the future, we believe this product can be primarily sold through an ecosystem of partners.

We describe our go-to-market strategy for the IronNet Collective Defense platform as driving a critical public-private partnership for cybersecurity that is needed to better secure companies, sectors and nations at a time when a siloed approach to cyber defense is no longer practical and detection and response must be nearly real-time. Our approach is to secure as partners and customers both large public sector entities, including both government, military and their supply chains, as well as large, private sector organizations with a sophisticated cyber stack and frequently businesses that support critical infrastructure. Our goal over time is to reach a level of scale and sector diversity from organizations of similar industry sector, state, country, supply chain, or tailored business ecosystem such that as each Collective Defense community grows, so does the volume of shared data, and the value of our platform for each of those members thereby expands both technically and commercially.

Some of the world’s largest enterprises, government organizations, high-profile brands, and governments trust us to protect their networks. Our customers are diversified across multiple industries including energy, communications, government, space development, financial services and healthcare. Our value proposition particularly resonates at the current time with organizations protecting critical infrastructure.

Over time we have been recognized in the cybersecurity industry by independent third-party analysts, including Gartner, Forrester, IDC, 451 Research Group, including in February 2022 by SE Labs Ltd., having received a AAA rating for Enterprise Advanced Security NDR Detection. In December 2022, we announced we had been prioritized by the United States Federal Risk and Authorization Management Program (“FedRAMP”) to pursue a Provisional Authority to Operate ("P-ATO") from the Joint Authorization Board ("JAB"). The goal of the FedRAMP program is to grow the use of secure cloud technologies in use by government agencies and enhance the framework by which the government secures and authorizes cloud technologies. IronNet is pursuing FedRAMP High certification to help protect the government’s most sensitive, unclassified data in cloud computing environments.

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

Rear-facing and insufficient tools

Gartner, an industry research firm, estimates that worldwide spending on global information security will be $186.2 billion by 2024. Even with increased cybersecurity spending, however, security outcomes have not substantially improved. With multiple headline-making breaches occurring in 2022, it is not surprising that security decision-makers are more concerned about external attacks than any other attack vector. Breaches come in various ways, however, and are much more evenly spread in frequency among external attacks, lost/stolen assets, internal incidents, and third-party providers. The lack of equally sophisticated threat intelligence sharing allowed this hack to penetrate networks more deeply, and for much longer. The evolving threat landscape has rendered traditional defense approaches incapable of protecting organizations against next-generation threats.

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

The borderless enterprise where the network is no longer the perimeter

Cloud, IoT and SaaS applications have expanded the attack surface and cyber vulnerabilities. According to Gartner, in 2022, 31% of all workers worldwide were remote (a mix of hybrid and fully remote), including 53% of the U.S. workforce. The reality of the borderless enterprise will fundamentally change network cyber defenses from a centralized command and control defensive strategy using traditional on-premise blocking infrastructure to a distributed detect and respond strategy that fuses different sources of telemetry data across network, endpoints, and logs into actionable intelligence using large-scale behavioral analysis for security teams to take action.

Scarcity of qualified human capital

Even with the most sophisticated AI-based cyber technology in place, the human element of cybersecurity investigation, triage, and research plays an important role in risk reduction. As our Collective Defense platform is detecting and prioritizing anomalies, the analysts and threat hunters are ultimately deciding which alerts to triage, investigate, and manage through to response and mitigation. Organizations are consistently under-resourced in this area, however, as the ratio of the volume of network traffic versus the number of cybersecurity specialists to analyze that traffic is severely lopsided, resulting in Security Operations Center (“SOC”) staff overwhelm and burnout. According to Gartner's most recent predictions report on cybersecurity, by 2025, lack of talent or human failure will be responsible for over half of significant cyber incidents. The 2022 (ISC)² Cybersecurity Workforce Study, which provides two critical measures of the cybersecurity profession – the Cybersecurity Workforce Estimate and the Cybersecurity Workforce Gap suggests a global cybersecurity workforce gap of 3.4 million people, and the need for organizations to have fresh perspectives about hiring, corporate culture, job satisfaction, career pathways, professional development and the future of cybersecurity work.

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

Limitations of existing products

Existing detection and threat sharing methods have a number of limitations, including:

Legacy signature-based products

Signature-based products are designed to detect known attacks using a repository of previously identified indicators of compromise, but are not capable of detecting or responding to unknown threats. Used by network security, endpoint security, SIEMs and other standard defense-in-depth cybersecurity solutions as a core detection method, these signature-based detections have resulted in many significant breaches due to the failure of legacy defenses to detect a previously unknown or modified version of a previously known attack. While current technologies remain essential, there were several noteworthy breaches in 2022, including ransomware attacks against schools and colleges, as well as healthcare and technology companies like Twitter (Jan 2022) and Uber (Sept 2022), and it is not surprising that security professionals are most concerned with attacks that can evade traditional defenses.

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

The following diagram depicts several differences between legacy approaches and our new approach:

Our Solution: The IronNet Collective Defense Platform

Our anonymized IronNet Collective Defense platform comprises two tightly integrated proprietary technologies: Our NDR solution, IronDefense, and our innovative collective threat-sharing solution, IronDome.

Our platform offers a unified set of technologies that powers a wide range of network behavioral detection, security operations, real- time threat landscape visibility, threat sharing, and peer SOC-analyst collaboration capabilities. By focusing on cloud deployments, we are able to more rapidly and cost effectively deploy in our customers' environments, 83.6% of which by revenue were in the public cloud as of January 31, 2023. Our expanding set of open APIs and ecosystem integrations enable us to add new sources of data for behavioral analysis and Collective Defense sharing and collaboration to detect and stop targeted cyber attacks.

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

In August 2022, we announced our membership in the Joint Cyber Defense Collaborative ("JCDC") and an agreement with the Cybersecurity and Infrastructure Security Agency ("CISA") to share information from our Collective Defense platform to help the agency defend against increased global cyber threats. In February 2023, we formalized a new public sector partnership establishing a communications channel between our threat analysts and the DoD. The channel is intended to facilitate active collaboration of known and emerging threats, enabling us to inform the DoD of threat activity in near real time and vice versa. Through this public-private partnership, our anonymized IronDome data, in addition to our IronRadar visibility into key threat related C2 Server findings, is an important advancement of our collective defense mission.

Correlated alerts for threat detection earlier in the intrusion cycle

We are not aware of any other vendor in the market with a similar approach to cybersecurity. Even though community members bring disparate network environments, such as cloud, on-premise or hybrid, to the Collective Defense ecosystem, correlated threats stand out given that the adversarial behaviors are typically consistent, no matter who the target is.

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

IronDefense sensors

IronDefense sensors are cloud, virtual, and physical sensors that are deployed at the network perimeter to ingest “north-south” traffic within internal networks to provide “east-west” traffic visibility across an enterprise. Cloud sensors are available for public cloud environments to ingest raw traffic data directly from Infrastructure-as-a-Service virtual networks from Amazon Web Services (“AWS”), a major cloud provider. The sensor extracts rich network session metadata from the raw traffic and sends it to our behavior analysis engine for processing and expert system validation. The IronDefense sensors also continuously collect full raw traffic packet capture for inspection during hunting operations.

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

The Collective Defense platform is primarily deployed in cloud environments. It was historically available for private cloud, on-premise, and hybrid environments. We stopped offering these deployment options to new customers in December 2022. The Collective Defense Platform is scalable to include small- medium businesses as well as multinational corporations.

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

IronNet Threat Intelligence Brief

The monthly IronNet Threat Intelligence Brief provides top observed threats across our Collective Defense communities. It includes significant community findings, such as network behavioral anomalies that were rated as suspicious or malicious by us and/or participant analysts, TIR, a snapshot of monthly correlated alerts, and threat research highlights.

IronRadar

IronRadar is a threat intelligence feed for organizations seeking to improve their cybersecurity posture by becoming more proactive and filling a key gap in their detection tools. It can identify threats as new C2 servers appear and before they are used in sophisticated cyber attacks. C2 infrastructures are the “brain” behind successful, malicious cyber attacks, including malware, ransomware, ransomware-as-a-service, and living-off-the-land attacks, as examples. As dangerous cyber weapons, C2 infrastructures are used by cyber criminals to communicate nefarious commands to systems inside a compromised network. IronRadar uses an innovative process that fingerprints a server and determines whether it is adversary infrastructure while those servers are being stood up, even before a cyber attack is initiated. It then enriches the data with context into purpose-built intelligence updates for proactively blocking adversarial infrastructure.

Delivered via a robust API, IronRadar can be consumed by a firewall, a SIEM, a threat intel platform, or any other threat hunting tools. In this way, it empowers SOC teams not only to ingest the data but also to automatically block the attack before it has an impact on the organization.

Using the data from the feed, SOC analysts can query their SIEM data to find communication to adversary infrastructure, reducing the mean time to threat detection and allow cyber defenders to proactively detect and block new adversary infrastructure during the critical, incipient stage. IronRadar complements the ongoing work of the IronNet Threat Research team, which regularly monitors the internet for adversary infrastructure including Cobalt Strike.

Key Benefits of Our Solutions

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

Deep subject matter expertise to improve customer defense

We have an elite cyber operations team working directly with customers’ security teams to detect, triage, and respond. Our teams are led by cyber offensive and defensive SMEs. The team composition is made up of employees that have direct intelligence community and offensive cyber experience balanced with industry professionals with experience in both enterprise security and research.

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

Security for any environment

We have historically provided security protection across cloud, on-premise, and virtual environments to support customers with different needs; however, 83.6% of deployments by revenue as of January 31, 2023 were in the public cloud. Our public cloud partner is AWS. The on-premise deployment option is no longer offered as of December 2022 and we are working to transition legacy customers to our cloud-based solution.

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

In March 2022, we were named by the U.S. Department of Homeland Security as a member of the CISA recently formed JCDC. We have collaborated with CISA for a number of years with key innovations in the new generation of cybersecurity public-private partnerships, including when as an initiating member in 2018 in the Cyber Information Sharing and Collaboration Program.

In December 2022, we announced we had been prioritized by the United States Federal Risk and Authorization Management Program (“FedRAMP”) to pursue a P-ATO from the JAB. The goal of the FedRAMP program is to grow the use of secure cloud technologies in use by government agencies and enhance the framework by which the government secures and authorizes cloud technologies. We are pursuing FedRAMP High certification to help protect the government’s most sensitive, unclassified data in cloud computing environments.

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

SOC2 Type II

We are also SOC2 Type II certified, demonstrating the operational effectiveness of our controls to meet the criteria for the security, availability, confidentiality, and processing integrity principles of the SOC2 standard.

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

Flexible architecture for all enterprise networks

Our Collective Defense platform enables enterprises to add behavioral detection and Collective Defense to their on-premise, cloud, or multi-cloud infrastructure. Our platform can monitor workloads in major public cloud providers and on-premise physical and virtual networks from a single platform. Our Collective Defense platform can monitor network traffic and raw traffic in AWS or leverage existing logs to detect threats targeting their cloud infrastructure. With us, enterprises can apply the power of IronNet Collective Defense to their IT infrastructure and share collective threat intelligence with their Collective Defense community to detect threats targeting their community.

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

Reporting

Periodic insight reports are provided to customers on threat trends correlated to the customer’s network and sector. These reports provide summarized and actionable IoCs associated with high risk network behaviors mapped to the MITRE ATT&CK Detection framework to identify the stage and progression of the threat. These reports also include a detailed list of resulting TIR deployed to customer instances of IronDefense.

Custom hunt tracking

Introductory and advanced training for end-users on analytics, alerts, entity enrichment, hunting, and network defense techniques are available. Periodic on-site side-by-side hunt operations, threat identification techniques, and review of newly implemented product features are also available.

Detection Engineering

A repeatable process to enable detection of adversary tactics, techniques, and procedures ("TTPs") over netflow data, allowing us to convert the intelligence from our Threat Research team and work with our Hunt Operations team to create rules using a Sigma-like query syntax from TTPs and evaluate their outputs for efficacy. Using those outputs, we can engineer new detections that will generate alerts if those behaviors are observed, going forward, across our entire customer base.

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

Sales and Marketing

During the second half of 2022, fiscal year ended January 31, 2023, we significantly reduced our company headcount, notably in sales and marketing. We refocused a smaller and now more senior direct sales force on a strategy targeting larger public and private sector organizations with a more sophisticated cyber stack. We believe we have a differentiated ability to convene CEOs, CISOs, and other leaders within an entire industry, such as energy company CEOs. We have a sales team presence in the United States as well as sales leadership in EMEA.

Our marketing organization employs high-tech multichannel digital and content marketing for lead generation, public relations, social media and thought leadership programs to drive awareness. Our public relations and media program has resulted in coverage in business press, cybersecurity trade media and industry trade media.

Our event program is focused on exposure to audiences that are aligned to our refocused sales strategy. We incorporate a combination of both large industry events with regional and sector-focused field marketing events that allow us to capture leads on new customers. We also have an integrated thought leadership program wherein we host monthly webinars with our executives, customers, and other thought leaders, in addition to participating in partner hosted-webinars and invited opportunities (e.g., America’s Future Series).

We focus on providing compelling content for both demand generation and awareness-building. Our monthly Threat Intelligence Briefs summarize the IOCs and detections our SOC has discovered in order to inform the efforts of other operations analysts in the cybersecurity space. Our threat researchers produce in-depth analysis on topics such as ransomware detection and unique technical observations about the SUNBURST attack, Log4j, cyber implications of the Ukraine-Russia war, and other topics, which have been featured in media outlets. We believe this helps build credibility with the security analyst audience, a key influencer in the buying process.

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

SIEM

•
Splunk
•
IBM QRadar
•
Microsoft Azure Sentinel
•
LogRhythm

SOAR

•
Cortex XSOAR (formerly Demisto)
•
Splunk Phantom
•
Swimlane

ITSM

•
ServiceNow

EDR

•
CrowdStrike
•
Carbon Black
•
SentinelOne

NGFW

•
Palo Alto Networks
•
Checkpoint Software Technologies

SACE/CASB

•
Zscaler

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
•
legacy network infrastructure and performance monitoring companies such as ExtraHop and Arista Networks, who are adding security use cases to their infrastructure products; and
•
legacy infrastructure detection and protection products ("IDPS") and Sandbox from companies such as Cisco and FireEye.

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

As of April 14, 2023, we had five issued U.S. patents and eight pending applications in the United States covering our technology (two of which are allowed), as well as 38 issued international patents, four pending international patent applications, and nine filed PCT applications, of which five are expired. Our issued patents expire between 2035 and 2041.

As of April 14, 2023, we had five registered brands in the United States, comprising four single-class trademark registrations and five single- and multiple-class service mark registrations. Four of those five brands are also registered internationally. In addition, we own pending multi-class, combined trademark/service mark applications in both the United States and abroad. We believe these registrations and pending applications offer robust protection for all of our brands. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective.

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

Employees and Human Capital Resources

Our employees worldwide power our innovation, contributing unique perspectives and a growth mindset to create breakthrough technologies and transformative solutions. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives so they can do their best work, every single day. In response to the COVID-19 pandemic, we implemented significant changes in the best interest of employees at the time, including having evolved to a remote culture, a practice we have retained.

As of January 31, 2023, we had 104 full-time employees. Of these employees, 96 are in the United States and eight are in international locations. We have not experienced work stoppages and believe our employee relations are good.

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

Anti-discrimination Controls

In order to provide equal employment and advancement opportunities to all individuals, employment decisions are based on merit, qualifications, and abilities. We do not discriminate in employment opportunities or practices on the basis of race, color, religion, sex, sexual orientation, gender identity, national origin, age, or disability. We strive to make reasonable accommodations for qualified individuals with known disabilities. This policy governs all aspects of employment, including selection, job assignment, compensation, discipline, termination, and access to benefits and training. Employees with questions or concerns about discrimination in the workplace are encouraged to bring these issues to the attention of their immediate supervisor or a People and Culture Manager. Employees can raise concerns and make reports without fear of reprisal. Anyone found to be engaging in unlawful discrimination will be subject to disciplinary action, up to and including termination of employment.

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

The content on or accessible through our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

We have incurred net losses in all periods since our inception. We experienced net losses of $111.0 million and $242.6 million for fiscal year 2023 and fiscal year 2022, respectively. As of January 31, 2023, we had an accumulated deficit of $528.7 million. We cannot predict when or whether we will ever reach or maintain profitability. We will also continue to incur significant operating expenses, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that we will achieve increases in our total revenue or improvements in our results of operations. We also expect to incur significant additional legal, accounting, and other expenses as a public operating company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

There is substantial doubt about our ability to continue as a going concern, and holders of our common stock could suffer a total loss of their investment. We will need to raise additional capital to continue our operations, which capital may not be available on terms acceptable to us, or at all, and which could reduce our ability to compete and could harm our business.

Our history of losses and negative cash flows raise substantial doubt regarding our ability to continue as a going concern, which may negatively impact the price of our common stock. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”), took control and was appointed receiver of Silicon Valley Bank (“SVB”). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Any failure or delay to secure additional financing, or our ability to access our existing cash, cash equivalents and investments, could force us to delay, limit or terminate our operations, make further reductions in our workforce, liquidate all or a portion of our assets and/or seek protection, or Bankruptcy protection, under Chapters 7 or 11 of the United States Bankruptcy Code.

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

There can be no assurances that we will be able to raise additional capital in sufficient amounts or on favorable terms, or at all. If we are unable to raise adequate additional capital when required or in sufficient amounts or on terms acceptable to us, we may have to significantly reduce expenses, sell assets (potentially at a loss), cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets.

There can be no assurance that we will consummate the proposed acquisition transaction with C5 or that the proposed transaction, if completed, would enhance stockholder value, and speculation and uncertainty regarding the outcome of the proposed transaction may adversely impact our business and results of operations.

In December 2022, we announced that we had begun negotiating with C5 a potential transaction by which C5 would acquire all of our common stock that it does not currently own (the "Proposed Transaction"). We continue to negotiate definitive agreements with respect to the Proposed Transaction. However, there can be no assurance of the terms, timing or structure of any transaction, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties. The process of reviewing the Proposed Transaction may involve significant resources and costs. In addition, the review of the Proposed Transaction may cause or result in:

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

On October 25, 2022, we received the Initial Notice from the NYSE, indicating that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a period of 30 consecutive trading days. On December 21, 2022, we received the Second Notice from the NYSE, indicating that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01E of the NYSE Listed Company Manual as a result of our failure to timely file the Quarterly Report for the quarter ended October 31, 2022. On January 24, 2023, we received the Third Notice from the NYSE, indicating that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our last reported shareholders’ equity was less than $50 million.

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

As of the date of this report, we have $27.8 million of indebtedness outstanding. Our capital structure and reliance on indebtedness can have several important consequences, including, but not limited to, the following:

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

Between September 2022 and November 2022, we reduced our headcount by a total of 111 employees, representing approximately 44% of our workforce, as part of our initiatives to re-balance our cost structure. These reductions in force are expected to result in approximately $20.0 million of annualized cost savings in total. However, we may incur additional expenses not currently contemplated due to events associated with the reductions in force; for example, the reductions in force may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. The annualized cost savings are estimates and subject to a number of assumptions, and actual results may differ materially. We may not realize, in full or in part, the anticipated benefits and savings from these reductions in force due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the announced reductions in force, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our initiatives to re-balance our cost structure, including the reductions in force, may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reductions in force seek alternative employment, this could result in us seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing or selling our products, which would adversely affect our business.

Our limited operating history makes it difficult to evaluate our current business and our future prospects and may increase the risk of your investment.

We were founded in 2014 and we launched our first cybersecurity network detection and response product, IronDefense, in 2016 and our first collective defense product, IronDome, in 2018. Our limited operating history makes it difficult to evaluate our current business, our future prospects, and other trends, including our ability to plan for and model future growth. We have encountered, and we will continue to encounter, risks, uncertainties, and difficulties frequently experienced by rapidly growing companies in evolving industries, including our ability to achieve broad market acceptance of cloud- enabled, and/or SaaS delivered cybersecurity solutions and our platform, attract additional customers, grow partnerships, compete effectively, build and maintain effective compliance programs, and manage increasing expenses as we continue to invest in our business. If we do not address these risks, uncertainties and difficulties successfully, our business, and results of operations will be harmed. Further, we have limited historical financial data and operate in a rapidly evolving market. As a result, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

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

Our future success depends on the growth in the market for cloud-enabled and/or SaaS-delivered cybersecurity solutions. The use of SaaS solutions to manage and automate security and IT operations is rapidly evolving. As such, it is difficult to predict our potential growth, customer adoption and retention rates, customer demand for our solutions, or the success of existing or future competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our solutions and those of our competitors. If our solutions do not achieve widespread adoption or there is a reduction in demand for our solutions due to a lack of customer acceptance, technological challenges, competing products, privacy or other liability concerns, decreases in corporate spending, weakening economic conditions, or otherwise, it could adversely affect our business, results of operations and financial results, resulting from such things as early terminations, reduced customer retention rates, or decreased sales. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the cybersecurity industry specifically, and negatively affect the rate of growth of our business. We do not know whether the trend in adoption of cloud-enabled and/or SaaS-delivered cybersecurity solutions that we have experienced in the past will continue in the future. Furthermore, if we or other SaaS security providers experience security incidents, loss, or disclosure of customer data, disruptions in delivery, or other problems, the market for SaaS solutions as a whole, including our security solutions, could be negatively affected.

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

We may have difficulty convincing prospective customers of the value of adopting our solutions. Even if we are successful in convincing prospective customers that a cloud-enabled platform like ours is critical to protect against cyberattacks, they may not decide to purchase our platform and solutions for a variety of reasons, some of which are out of our control. For example, any future deterioration in general economic conditions may cause our current and prospective customers to cut their overall security and IT operations spending, and such cuts may fall disproportionately on cloud-based security solutions. Economic weakness, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue and adversely affect our results of operations and financial condition. Additionally, if the incidence of cyberattacks were to decline, or enterprises or governments perceive that the general level or relative risk of cyberattacks has declined, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our platform and solutions, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.

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
•
legacy network infrastructure and performance monitoring companies such as ExtraHop and Arista Networks, who are adding security use cases to their infrastructure products; and
•
legacy infrastructure detection and protection products (IDPS) and Sandbox from companies such as Cisco and FireEye.

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

Our customers depend on the continuous availability of our platform. We currently host our platform and serves our customers using a mix of third-party data centers, primarily AWS, and, primarily for our own use, in our own data centers, hosted in colocation facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. We may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Also, customers may be subject to the same risk factors as some of them host our solutions in their own data centers.

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

We derive a substantial portion of our revenue from a limited number of customers. For the fiscal year 2022, six customers accounted for 51% of our revenue, with two of those customers accounting for 21% of our annual revenue. For fiscal year 2023, eight customers accounted for 61% of our revenue, with two of those customers accounting for 22% of our revenue.

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

Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable, subject to budgetary uncertainty and typically involves long sales cycles. We have made significant investments to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. In fiscal year 2022 and 2023, several contracts that we previously expected would be signed with government organizations have not yet materialized due to funding delays. Sales to U.S. federal, state and local governmental agencies have not accounted for, and may never account for, a significant portion of our revenue. U.S. federal, state and local government sales are subject to a number of challenges and risks that may adversely impact our business. Sales to such government entities include the following risks:

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

We have been prioritized by the United States Federal Risk and Authorization Management Program ("FedRAMP") to pursue a P-ATO from the JAB with the goal to achieve FedRAMP High status. Even if we were to achieve FedRAMP High status, such certification is costly to maintain, and if we were to lose such a certification in the future it would restrict our ability to sell to government customers. It is also possible that additional guidelines and/or certifications, such as the Cybersecurity Maturity Model Certification, will be required to expand participation in the government sectors.

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

The implementation of the GDPR has led other jurisdictions to either amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble all or a portion of the requirements of the GDPR. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA, which went into effect on January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it contains a number of provisions similar to certain provisions of the GDPR. In addition, the California Privacy Rights Act of 2020, or the CPRA was passed by California voters in November 2020. The CPRA amends the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. The majority of the CPRA provisions took effect on January 1, 2023. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. For example, on March 2, 2021, the Virginia Consumer Data Protection Act, which took effect on January 1, 2023, was signed into law and on June 8, 2021, Colorado enacted the Colorado Privacy Act (the “CPA”), which also takes effect on July 1, 2023.

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

As part of our business strategy, we have in the past completed investments in and/or acquisitions of complementary companies, services, or technologies. However, our ability to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable investment and/or acquisition candidates, and we may not be able to complete such investments and/or acquisitions on favorable terms, if at all. If we do complete investments and/or acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any investments and/or acquisitions we complete could be viewed negatively by our customers or investors. In addition, if we are unsuccessful at integrating any acquisitions, or the technologies associated with such acquisitions, our revenue and results of operations could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an investment or acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our common stock. The sale of equity or issuance of debt to finance any such investment or acquisitions could result in dilution to stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

We derived 15% and 10% of our total revenue from our international customers for fiscal year 2023 and fiscal year 2022, respectively. Our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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

As of January 31, 2023 and January 31, 2022, we had aggregate U.S. federal and state net operating loss carryforwards of $111.0 million and $324.8 million, respectively, which may be available to offset future taxable income for income tax purposes.

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

Our management previously identified material weaknesses in our internal control over financial reporting, which resulted in a restatement of our unaudited condensed consolidated financial statements in a prior fiscal year. In the future, we may identify additional material weaknesses or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the preparation and audit of our consolidated financial statements for the fiscal year ended January 31, 2022, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not have a sufficient number of personnel with an appropriate degree of accounting and internal controls knowledge, experience, and training to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements, which resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives. This material weakness contributed to the following additional separation of duties material weaknesses in that certain personnel had the ability to both (i) create and post journal entries within our general ledger system, and (ii) prepare and review account reconciliations. We did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls for the financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) appropriate user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate personnel; (iii) computer operations controls to ensure data backups are authorized and restorations monitored; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. We did not design and maintain effective controls over the accounting for stock-based compensation modifications.

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

In addition, broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In addition, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. As described in the "Legal Proceedings" section of this report, in April 2022 a purported class action complaint was filed alleging violations of the federal securities laws against a group of defendants including us and certain of our current and former executive officers. We intend to defend the matter vigorously, but litigation of this type is expensive and could result in substantial costs and diversion of management’s attention and resources, which could have an adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

A small number of stockholders will continue to have substantial control over us, which may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

Our directors, executive officers, and beneficial owners of 5% or more of our voting securities and their respective affiliates, beneficially owned, in the aggregate, approximately 30% of our outstanding common stock as of January 31, 2023. This significant concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

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

As a now primarily remotely-operated company, we believe that our existing facilities are sufficient for our current needs and that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as set forth below, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Securities Litigation

On April 22, 2022, a federal securities class action lawsuit was filed by a purported stockholder in the United States District Court for the Eastern District of Virginia (the "Court"). On July 15, 2022, the Court appointed a lead plaintiff for the action, and ordered that the action bear the caption In re IronNet, Inc. Securities Litigation, No. 1:22-cv-004499-RDA-JFA. On August 29, 2022, the lead plaintiff filed an amended complaint on behalf of a proposed class consisting of those who acquired our securities between September 14, 2021 and December 15, 2021. The amended complaint names us, our current Chief Executive Officer, our former co-Chief Executive Officer, and our former Chief Financial Officer as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("1934 Act"), as amended, for alleged misrepresentations and/or omissions in September 2021 regarding our financial guidance for fiscal year 2022 and a claim under Section 20A of the 1934 Act, as amended, for alleged trading on material nonpublic information by our current Chief Executive Officer. The amended complaint seeks an unspecified amount of damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.

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

Holders

As of April 15, 2023, there were 318 holders of record of the common stock and five holders of record of our Warrants.

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

Recent Sales of Unregistered Securities

Between November 2022 and December 2022, we issued 2,511,365 shares to Tumim (as defined below) as payment under the Purchase Agreement (as defined below). See “Tumim Stone Capital Committed Equity Financing” for more detail regarding the Purchase Agreement. The issuance of these shares to Tumim was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

In addition, in December 2022, we issued 1,363,636 shares to 3i (as defined below) as partial payment under the Convertible Notes (as defined below). See "Liquidity and Capital Resources-3i Convertible Debt Facility" for more detail regarding the Convertible Notes. The issuance of these shares to 3i was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

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

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below, in the annual consolidated financial statements and related notes included in Part II, Item 8 of this Form 10-K, and in the sections of this report titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors." Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2023 and January 31, 2022 are referred to herein as "fiscal year 2023" and "fiscal year 2022", respectively.

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

As a public company, we have been and will continue to be required to implement procedures and processes to address public company regulatory requirements and customary practices. We expect to continue to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

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

Our Business

We have focused on the development and delivery of a suite of advanced cybersecurity capabilities for detection, alerting, situational awareness and hunt/remediation combined into a comprehensive Collective Defense platform. In addition to our Collective Defense platform, our product offering also includes a threat intelligence feed sold primarily though our partner ecosystem that enables the cybersecurity stack to block adversary infrastructure immediately. We complement these capabilities, delivered to both commercial and public sector enterprises, with professional services.

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

Our Collective Defense platform is cloud-deployed and is scalable to include small-to-medium businesses and public-sector agencies as well as multinational corporations. The Collective Defense platform was available to customers on-premise and in hybrid environments until December 2022. We provide professional cybersecurity services such as incident response and threat hunting, as well as programs to help customers assess cybersecurity governance, maturity, and readiness. Our cybersecurity services are designed to create shared long-term success measures with our customers, differentiating us from other cybersecurity vendors by working alongside customers as partners and offering consultative and service capabilities beyond implementation.

Our Collective Defense platform is a subscription-based pricing and flexible delivery model, with 83.6% of our revenue for the fiscal year ended January 31, 2023 related to deployments involving our key partner, AWS. To make it as easy as possible for customers to add Collective Defense into their existing security stack, we have built a rich set of APIs that enable integrations with standard security products, including SIEM, SOAR, EDR, NGFW tools, and cloud-native logs from the major public cloud providers.

IronRadar is a threat-sharing solution that proactively and automatically updates customer cybersecurity tools to be able to detect and block malicious indicators of adversary infrastructure. IronRadar, which we launched during the fiscal year ended January 31, 2023, is intended to broaden our market reach to companies of all sizes, including those with less sophisticated cybersecurity infrastructure, and leverage our key partner relationships as the primary route to market. Developed by our team of elite threat hunters, IronRadar scours the internet fingerprinting servers to determine whether they are C2 infrastructure while being stood up, even before a cyber attack, such as ransomware, is initiated. This threat detection and response solution identifies known and unknown C2 infrastructure and is built from the ground up to be easy to deploy, making it easy for security teams to integrate IronRadar into existing tools, including SIEM/SOAR, TIP, EDRs, and firewalls, to increase effectiveness and defense. Once set up, IronRadar is regularly updated and automatically fed into a customer’s security landscape to proactively block threats, enabling faster response and creating efficiencies for security teams. IronRadar is currently available for purchase as an annual subscription and also sold directly from the AWS Marketplace.

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

In connection with the execution of the Merger Agreement, a number of purchasers (each, a “Subscriber”) purchased an aggregate of 12,500,000 shares of our common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $125.0 million. As a result of the Merger, we also received $13.3 million held in Legacy LGL's trust account from proceeds related to public trust shares, net of stockholder redemptions. Transaction costs related to the issuance of the trust shares were $9.0 million.

On September 15, 2022, we issued a senior unsecured convertible promissory note to 3i, LP (“3i”) for an aggregate principal amount of $10.3 million, net of debt discount for cash proceeds of $10.0 million. For more information, see "Liquidity and Capital Resources-3i Convertible Debt Facility."

In December 2022, we issued and sold senior secured promissory notes in an aggregate principal amount of $6.9 million to a total of eight lenders, including certain members of our Board of Directors or their affiliates. In April 2023, we issued and sold an additional Director Note in the amount of $0.3 million to the lender not affiliated with our directors.

Between December 2022 and May 2023, we issued and sold senior secured convertible promissory notes in an aggregate amount of $13.1 million to C5 Capital Limited ("C5"), one of our major stockholders. For more information see "Liquidity and Capital Resources-Director and C5 Loans.” We continue to negotiate with C5 as to a potential acquisition of our company by C5, as described below under “Recent Developments—C5 Strategic Transaction.”

During fiscal year 2023, we incurred a net loss of $111.0 million, of which $36.9 million related to non-cash expense related to stock-based compensation, and used $64.9 million in cash to fund our operations. As of January 31, 2023, we had $7.6 million of cash on hand to continue to fund operations.

Recent Developments

Going concern

Management expects that operating losses and negative cash flows from operating activities will continue in the foreseeable future as we continue to work to fund our operations. As of January 31, 2023, there is substantial doubt about our ability to continue as a going concern within one year from the issuance of our consolidated financial statements.

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

Reductions in force

Between September 2022 and November 2022, our headcount was reduced by approximately 111 employees, or approximately 44% of our workforce as part of our initiatives to re-balance our cost structure.

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

Notice of failure to satisfy continued listing rules

On October 25, 2022, we received a written notice (the “Initial Notice”) from the New York Stock Exchange (the “NYSE”) that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a period of 30 consecutive trading days. On December 21, 2022, we received a second written notice (the “Second Notice”) from the NYSE that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01E of the NYSE Listed Company Manual as a result of our failure to timely file our Report on Form 10-Q for the period ended October 31, 2022. On January 24, 2023, we received a third written notice (the “Third Notice”, together with the Initial Notice and Second Notice, the “Notices”) from the NYSE that we are no longer in compliance with the NYSE continued listing standards, set forth in Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50.0 million and, at the same time, our last reported shareholders’ equity was less than $50.0 million.

The Notices have no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during applicable cure periods, and do not result in a default under our material debt or other agreements. To address this issue, we intend to monitor the trading price of our listed securities and take steps to increase the value of our shares through implementation of our business strategy, and are considering all available options to regain compliance with the NYSE’s continued listing standards. We are also in communication with the NYSE regarding our plans for regaining compliance with the continued listing standards. See “Risk Factors-The Company must regain compliance with New York Stock Exchange requirements for the continued listing of its common stock” for additional information.

Tumim Purchase Notices

Between November 25, 2022 and December 14, 2022, we issued a series of purchase notices (the “Purchase Notice”) to Tumim Stone Capital, LLC (“Tumim”) pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”) we entered into with Tumim on February 11, 2022. Pursuant to the Purchase Notices, we issued 2,511,365 shares of our common stock to Tumim and received aggregate proceeds of approximately $0.6 million. For more information on the Purchase Agreement, see “Liquidity and Capital Resources-Tumim Stone Capital Committed Equity Financing.”

Director and C5 Loans

Between December 14, 2022 and April 20, 2023, we issued senior secured promissory notes in an aggregate principal amount of $7.2 million to a total of eight lenders, including certain members of our Board of Directors or their affiliates. On January 11, 2023, January 12, 2023, February 8, 2023, February 27, 2023, April 13, 2023,

May 2, 2023, and May 8, 2023, we issued secured convertible promissory notes in the aggregate principal amount of $13.1 million to entities affiliated with C5, a beneficial owner of more than 5% of our outstanding common stock. For more information see “Liquidity and Capital Resources-Director and C5 Loans.”

C5 Strategic Transaction

On December 28, 2022, we entered into an agreement with C5 pursuant to which we agreed to a mutual exclusivity period through January 31, 2023 to seek to negotiate definitive agreements with respect to a potential offer by C5 to acquire all of the outstanding common stock of the Company not presently owned by C5 and certain of its affiliates (the “Proposed Transaction”). Commencement of the exclusivity period was subject to C5 providing $2.0 million of financing described above under “ Director and C5 Loans.” The exclusivity period was subsequently extended on multiple occasions following additional financing from C5. While we no longer remain under contractual exclusivity with C5, we are continuing to negotiate definitive agreements with C5 with respect to the Proposed Transaction.

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

	Fiscal Year Ended January 31,
	2023	2022

Recurring Software Customers	66	88
Year-over-year growth	(25)%	226%

Our recurring software customer count was negatively impacted in the second half of fiscal year 2023 by our current liquidity situation. We believe that our ability to strengthen our financial position and liquidity would also improve our customer retention and net new customer acquisition. In addition, the fiscal year 2022 customer count above includes 17 entities protected under one contract. Beginning in fiscal year 2023, we no longer count a contract to protect multiple entities as multiple customers. The customer count for fiscal year 2022 would be 72 using the same methodology.

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

	Fiscal Year Ended January 31,
	2023	2022

Annual recurring revenue	$26.2	$31.8
Year-over-year growth	(18)%	23%

ARR decreased in fiscal year 2023 as a result of the decrease in recurring software customer count in the second half of fiscal year 2023 and the decrease in the number of existing contracts.

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

We calculate our dollar-based average contract length as follows:

a.
Numerator: We multiply the average total length of the contracts, measured in years or fractions thereof, by the respective revenue recognized for fiscal year 2023 and 2022 as applicable.
b.
Denominator: We use the revenue attributable to software and product customers for fiscal year 2023 and 2022 in the numerator. This effectively represents the revenue base that is being generated by those customers.

Dollar-based average contract length is obtained by dividing the Numerator by the Denominator. Our dollar-based average contract length increased from 2.7 to 3.2 years, or 19% for fiscal year 2023 as compared to fiscal year 2022. The re-emergence of longer term contracts in our average has led to the increase in our average contract length as of the end of the most recent reporting period.

	Fiscal Year Ended January 31,
	2023	2022
	(in years)
Dollar-based average contract length	3.2	2.7

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

Calculated billings decreased $6.3 million, or (23.2)%, for fiscal year 2023 as compared to fiscal year 2022. We expect that calculated billings will be affected by the timing of entering into agreements with customers and the mix of billings in each reporting period as we typically invoice customers multi-year or annually in advance and, to a lesser extent, monthly in advance.

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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated billings:

	Fiscal Year Ended January 31,
	2023	2022	2023 vs 2022
	(in millions)
Revenue	$27.3	$27.5	(0.2)	(0.7)%
Add: Total Deferred revenue, end of period	27.1	33.6	(6.5)	(19.3)%
Less: Total Deferred revenue, beginning of period	33.6	34.0	(0.4)	(1.2)%
Calculated billings	$20.8	$27.1	(6.3)	(23.2)%

Adjusted Net Loss

The following table shows our Adjusted Net Loss, a non-GAAP measure, for fiscal years 2023 and 2022 respectively, which excludes the impacts of stock-based compensation expense, the revaluation of the Private Warrants prior to their cashless exercise, and transaction costs incurred related to the Merger from our net loss.

	Fiscal Year Ended January 31,
	2023	2022
	($ in thousands)
Net loss	$(111,010)	$(242,647)
Stock based compensation expense (1)	36,858	156,596
Change in fair value of warrant liabilities	(6)	11,265
Transaction costs expense (2)	—	3,166
Adjusted Net Loss	$(74,158)	$(71,620)
1.
Total stock based compensation for fiscal year 2023 of $36.9 million was recorded on the statement of operations as $5.8 million within research and development, $4.1 million within sales and marketing, and $27.0 million within general and administrative expense. Total stock based compensation for fiscal year 2022 of $156.6 million was recorded on the statement of operations as $22.9 million within research and development, $51.8 million within sales and marketing and $81.9 million within general and administrative expense.
2.
No transaction costs were incurred during fiscal year 2023. Transaction cost expenses for fiscal year 2022 were recorded within general and administrative expense on the statement of operations.

Components of Our Results of Operations

Revenue

Our revenues are derived from sales of product, subscriptions, subscription-like software products and software support contracts as well as from professional services. Products, subscriptions and support revenues accounted for 94% of our revenue in fiscal year 2023 and for 92% of our revenue in fiscal year 2022. Professional services revenues accounted for 6% of our revenue in fiscal year 2023 as compared to 8% in fiscal year 2022.

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

Cost of Revenue

Cost of product, subscription and support revenue includes expenses related to our hosted security software and AWS Marketplace, employee-related costs of our customer facing support, such as salaries, bonuses and benefits, an allocated portion of administrative costs, the amortization of deferred costs, and expense related to establishing an inventory reserve.

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

Other expense

Other expense consists primarily of the settlement of a pre-Merger claim against Legacy LGL in the first quarter of fiscal year 2023, losses on the disposal of fixed assets, foreign currency exchange losses, and the change in fair value of the Commitment Fee derivative asset established related to the Purchase Agreement entered into with Tumim during fiscal year 2023 to reflect its fair value at the end of the reporting period.

Change in fair value of warrants liabilities

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

Results of Operations

Comparison of Fiscal Year 2023 and Fiscal Year 2022

The following tables set forth our consolidated statements of operations in dollar amounts and as a percentage of total revenue for each period presented and the year over year change for each line item in dollar amounts and as a percentage:

	Fiscal Year Ended January 31,				2023 vs 2022
	2023	Percentage of Revenue	2022	Percentage of Revenue	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$25,703	94%	$25,347	92%	$356	1%
Professional services revenue	1,554	6%	2,197	8%	(643)	(29)%
Total revenue	27,257	100%	27,544	100%	(287)	(1)%
Cost of product, subscription and support revenue	13,467	49%	8,225	30%	5,242	64%
Cost of professional services revenue	527	2%	1,158	4%	(631)	(55)%
Total cost of revenue	13,994	51%	9,383	34%	4,611	49%
Gross profit	13,263	49%	18,161	66%	(4,898)	(27)%
Operating expenses
Research and development	32,426	119%	52,899	192%	(20,473)	(39)%
Sales and marketing	31,550	116%	82,922	301%	(51,372)	(62)%
General and administrative	57,000	209%	112,099	407%	(55,099)	(49)%
Total operating expenses	120,976	444%	247,920	900%	(126,944)	(51)%
Operating loss	(107,713)	(395)%	(229,759)	(834)%	122,046	(53)%
Interest expense	(1,273)	(5)%	(1,155)	(4)%	(118)	10%
Other income	108	0%	25	0%	83	331%
Other expense	(2,080)	(8)%	(28)	(0)%	(2,052)	7,329%
Change in fair value of warrant liabilities	6	0%	(11,265)	(41)%	11,271	(100)%
Loss before income taxes	(110,952)	(407)%	(242,182)	(879)%	131,230	(54)%
Provision for income taxes	(58)	(0)%	(465)	(2)%	407	(88)%
Net loss	$(111,010)	(407)%	$(242,647)	(881)%	$131,637	(54)%

Revenue

Total revenue decreased by $0.3 million or 1% in fiscal year 2023, compared to fiscal year 2022.

Product, subscription and support revenue increased by $0.4 million or 1% primarily due to the net effect of our transition from contracts that had non-recurring elements which did not renew in full, replaced by revenues from contract forms that were designed to fully renew with legacy customers and signing new customers.

Professional services revenue decreased by $0.6 million or 29% in fiscal year 2023, compared to fiscal year 2022, primarily due to a decrease in the volume of professional services provided to customers during fiscal year 2023.

Cost of revenue

Total cost of revenue increased by $4.6 million or 49% in fiscal year 2023, compared to fiscal year 2022. Cost of product, subscription and support revenue increased by $5.2 million or 64%, in fiscal year 2023, compared to fiscal year 2022. The increase was primarily due to an increase in cloud subscription customers, costs incurred to fully ramp cloud hosting environments related to a significant revenue customer that was onboarded in the second half of fiscal year 2023, an increase in allocated labor costs related to software support services, duplicative charges that occurred while certain customers transitioned from their on-premises to cloud hosted deployment formats, and the establishment of an inventory reserve during fiscal year 2023.

Cost of professional service revenue decreased by $0.6 million or 55% in fiscal year 2023, compared to fiscal year 2022. This decrease was primarily due to a decrease in headcount and a decrease in the volume of professional services provided to customers.

Gross Profit and Gross Margin

Certain business decisions related to cost of revenue resulted in a decrease in product subscription, and support gross margin to 48% in fiscal year 2023, which would have been approximately 58% during the period when excluding the expense incurred related to establishing an inventory reserve, as compared to 68% in fiscal year 2022, and an increase in professional services gross margin to 66% in fiscal year 2023 as compared to 47% in fiscal year 2022. The period over period decrease in margin for software was primarily the result of cloud costs for a significant revenue customer that ramped up in the second half of fiscal year 2023, as well as duplicative charges that occurred while certain customers transitioned from their on-premises to cloud hosted deployment formats, the establishment of an inventory reserve during fiscal year 2023, and an increase in allocated labor costs related to software support services. Professional services margin will continue to be volatile contract to contract.

The following tables show gross profit and gross margin, respectively, for product, subscription and support revenue and professional services revenue for fiscal years 2023 and 2022.

	Fiscal Year Ended January 31,		2023 vs 2022
	2023	2022	Change $	Change %
	($ in thousands)
Product, subscription and support gross profit	$12,236	$17,122	$(4,886)	(29)%
Professional services gross profit	1,027	1,039	(12)	(1)%
Total gross profit	$13,263	$18,161	$(4,898)	(27)%

	Fiscal Year Ended January 31,
	2023	2022	Change

Product, subscription and support margin	47.6%	67.6%	(20.0)%
Professional services margin	66.1%	47.3%	18.8%
Total gross margin	48.7%	65.9%	(17.2)%

Operating expenses

Research and development

Research and development expenses decreased by $20.5 million or 39%, in fiscal year 2023, as compared to fiscal year 2022, primarily as the result of non-cash stock compensation expenses of $22.9 million incurred in fiscal year 2022 triggered by the modification of restricted stock units ("RSUs"), as compared to $5.8 million in fiscal year 2023. The remaining decrease of $3.4 million was driven by a decrease in headcount, a reduction in allocated labor costs related to software support services, and cost saving actions.

Sales and marketing

Sales and marketing expenses decreased by $51.4 million or 62% in fiscal year 2023, as compared to fiscal year 2022, primarily due to non-cash stock compensation expense of $51.8 million incurred in fiscal year 2022 triggered by the modification of RSUs, as compared to $4.1 million in fiscal year 2023. The remaining decrease of $3.7 million was driven by the decrease in headcount and cost saving actions.

General and administrative

General and administrative expenses decreased by $55.1 million or 49% in fiscal year 2023, as compared to fiscal year 2022, primarily due to non-cash stock compensation expense of $81.9 million incurred in fiscal year 2022 triggered by the modification of RSUs, as compared to $27.0 million in fiscal year 2023. The remaining decrease of $0.2 million was primarily driven by the decrease in headcount and cost saving actions.

Interest expense

The increase in interest expense of $0.1 million is due to interest expense incurred on the Convertible Note, C5 Notes, and Director Notes of $1.3 million during fiscal year 2023, as compared to $1.2 million in interest expense incurred in fiscal year 2022 related to loans paid off at the date of the Merger.

Other income

Other income increased by $0.1 million or 331% in fiscal year 2023, as compared to fiscal year 2022, primarily due to historical foreign currency adjustments.

Other expense

Other expense increased by $2.1 million or 7,329% in fiscal year 2023, as compared to fiscal year 2022, primarily as the result of the decrease in fair value of the commitment fee derivative asset established related to the Purchase Agreement entered into with Tumim.

Change in fair value of warrants liabilities

Change in fair value of warrant liabilities is the result of the exercise of 5.2 million Private Warrants during fiscal year 2022 and the change in fair value.

Provision for income taxes

The provision for income taxes decreased by $0.4 million primarily due to our continued net loss position, the accumulation of net loss carryforwards and offsetting valuation allowance.

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

Sources of Liquidity

We have incurred losses and negative cash flows from operations since inception. Through January 31, 2023, we have funded our operations with proceeds from sales of common stock and redeemable convertible preferred stock, proceeds related to the public trust shares held by LGL that were received as part of the recapitalization, the sale of Convertible Notes (as described below) to 3i, loans issued to the Board of Directors and C5, and receipts from sales of our products and services to customers in the ordinary course of business. As of January 31, 2023, we had cash and cash equivalents of $7.6 million, $8.9 million in convertible debt outstanding under the Convertible Note, $5.0 million in convertible debt outstanding under the C5 Notes, and $6.9 million in debt outstanding under the Director Notes, all described below. To date, our primary source of liquidity has been the financing transactions described below and we are seeking additional debt funding in order to continue our operations. Our current indebtedness matures on June 30, 2023, and we will need to either extend the maturity date of this date or raise additional funds to repay the debt in order to avoid an event of default on our current indebtedness.

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

Through January 31, 2023, we sold 2,511,365 shares to Tumim for gross proceeds of $0.6 million under the Purchase Agreement. However, we are not currently able to sell additional shares of common stock to Tumim under the Purchase Agreement.

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

The Convertible Notes provide a conversion right in which 3i may convert any portion of the principal, together with any unpaid interest and other unpaid amounts, into shares of common stock at a conversion price of $7.50 per share, subject to adjustments in accordance with the terms of the Convertible Notes. However, we will not issue any shares of common stock upon conversion of any Convertible Notes, or otherwise, if the issuance of such common stock, together with any common stock issued in connection with the SPA and the transaction contemplated thereby, would exceed 20,373,592 shares, except that such limitation shall not apply in the event that we obtain the approval of our stockholders as required by the applicable rules of the NYSE for issuances of shares of common stock in excess of such amount. The Convertible Notes also contains provisions that provide 3i with the right, subject to certain exceptions, to require the Company to redeem all or a portion of the Convertible Notes in cash. This convertible feature has been bifurcated from the host contract and accounted for separately as a derivative.

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

On September 14, 2022, in connection with our entry into the SPA, we also entered into a Registration Rights Agreement with 3i (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file with the Securities and Exchange Commission (the “SEC”), within 60 calendar days following the date of the Registration Rights Agreement, a registration statement covering the resale of the shares of common stock issuable upon conversion of the outstanding Convertible Notes. This registration statement was filed on November 14, 2022 and declared effective by the SEC on November 30, 2022.

During the year ended January 31, 2023, we elected to pay one of the Installment Amounts due in cash and one Installment Amount through a combination of cash and the issuance of common stock, which resulted in the issuance of 1,363,636 shares of common stock for an aggregate conversion amount of $0.4 million. As of January 31, 2023, we had $8.9 million in principal and accrued and unpaid interest outstanding related to the Convertible Notes.

Director and C5 Loans

Between December 14, 2022 and December 16, 2022, we issued and sold senior secured promissory notes in an aggregate principal amount of $6.9 million (the “Initial Director Notes”) to a total of eight lenders, which included seven lenders who are either our directors or entities affiliated with our directors. Subsequently we and the holders of the Initial Director Notes agreed to amend and restate the Initial Director Notes to be substantially in the form to be issued to C5 (the “Director Notes”). This amendment and restatement occurred on January 11, 2023. In April 2023, we issued and sold an additional Director Note in the amount of $0.3 million to the lender not affiliated with our directors. The Director Notes bear interest at a rate of 13.8% per annum from the respective dates of the Initial Director Notes, and the Director Notes are payable at scheduled maturity on June 30, 2023. As of January 31, 2023, we had $7.0 million in principal and accrued interest outstanding related to the Director Notes.

On December 30, 2022, we issued a senior secured convertible promissory note in the principal amount of $2.0 million (the “Initial C5 Note”) to an affiliate of C5, which was amended and restated on January 11, 2023 (as amended and restated, the “Restated C5 Note”). On January 12, 2023, February 8, 2023, February 27, 2023, April 13, 2023, May 2, 2023, and May 8, 2023, we issued additional senior secured convertible promissory notes to affiliates of C5 (together with the Restated C5 Note, the “C5 Notes”) in principal amounts of $3.0 million, $4.0 million, $2.25 million, $0.6 million, $0.9 million, and $0.4 million, respectively. Each of the C5 Notes bear interest at a rate of 13.8% per annum from the date of issuance (or in the case of the Restated C5 Note, from the date of the Initial C5 Note), and all such notes are payable at scheduled maturity on June 30, 2023, subject to acceleration in certain circumstances.

Our obligations under the Director Notes and the C5 Notes are secured by substantially all of our assets, excluding our intellectual property.

The C5 Notes provide C5 with the right, at any time on or after the date that is five calendar days prior to maturity, to convert all or any portion of the aggregate principal amount of the C5 Notes, together with any accrued and unpaid interest and any other unpaid amounts, into shares of our common stock at a conversion price of $2.00 per share. In the event that any shares of common stock are issued upon conversion of the C5 Notes, we have agreed to grant specified registration rights to C5.

As of January 31, 2023, we had $5.0 million in principal and accrued interest outstanding related to the C5 Notes.

Long- Term Liquidity Requirements

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

Cash Flows

For Fiscal Year 2023 and Fiscal Year 2022

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended January 31,
	2023	2022
	(in millions)
Net cash used in operating activities	$(64.9)	$(83.7)
Net cash used in investing activities	$(2.5)	$(3.9)
Net cash provided by financing activities	$27.5	$103.4

Operating Activities

Net cash used in operating activities during fiscal year 2023 was $64.9 million, which resulted from a net loss of $111.0 million, primarily driven by growth-related operating expenses exceeding the gross profits from sales, adjusted for non-cash charges of $46.0 million and net cash outflows of $0.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $36.9 million of stock compensation expense, $2.3 million of depreciation and amortization expense, $1.3 million of bad debt expense and a $2.7 million excess inventory adjustment. Cash used in operating activities during the year was primarily driven by cash collections of accounts receivable of $4.5 million, an increase in accounts payable of $4.9 million and an increase in prepaid expenses of $1.9 million, offset by a decrease in deferred revenue of $6.4 million, and a decrease in accrued expenses of $2.3 million, which is the result of timing of new customer contracts.

Net cash used in operating activities during fiscal year 2022 was $83.7 million, which resulted from a net loss of $242.6 million, primarily driven by the modification of the restricted stock unit awards of $156.6 million and related non-cash expenses. There was also an increase in the fair value of warrants liabilities of $11.3 million and an increase in accrued expenses. This was offset by an increase in accounts receivable of $3.2 million, attributable to higher than usual, multi-year cash prepayments received in fiscal year 2021 as compared to the current year, and an increase in inventory of $0.5 million. We also saw a decrease in services revenue and increases in cost of sales totaling approximately $2.8 million as more customers’ analytics came more fully online during fiscal year 2022.

Investing Activities

Net cash used in investing activities during fiscal year 2023 of $2.5 million was primarily a result of capitalized software development costs.

Net cash used in investing activities during fiscal year 2022 of $3.9 million was primarily a result of purchases of property and equipment and capitalized software development costs.

Financing Activities

Net cash provided by financing activities of $27.5 million during fiscal year 2023 was primarily due to net cash proceeds of approximately $21.9 million from the issuance of the Convertible Note and related party debt and $7.9 million net cash proceeds received to fund employees' tax withholding obligations associated with vested RSUs, which will be disbursed to the appropriate taxing authorities, offset by the $1.8 million payment to Tumim for the commitment fee in connection with the equity line and $1.0 million in repayments of debt.

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

Contractual Obligations

Our principal commitments consist of the obligations to repay amounts borrowed under (i) the Convertible Note issued to 3i, unless earlier converted into shares of our common stock under the terms of the Convertible Note, (ii) the Director Notes, and (iii) the C5 Notes. For more information regarding our indebtedness, see Note 12 to our consolidated financial statements included in this report.

We also have commitments consisting of lease obligations for office space and equipment. For more information regarding our lease obligations, see Note 11 to our consolidated financial statements included in this report.

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

As of January 31, 2023, there was $12.7 million of unrecognized compensation cost related to unvested RSUs without performance obligations. The weighted average remaining vesting period was 2.63 years.

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

Adoption of the new standard resulted in the recording of $1.1 million and $2.7 million of current lease liabilities and long-term lease liabilities, respectively, and $2.9 million in corresponding right-of-use lease assets. The difference between the approximate value of the right-of-use lease assets and lease liabilities is attributable to deferred rent, which is comprised of tenant improvement allowance and rent abatement. The cumulative change in the beginning accumulated deficit was $0.02 million due to the adoption of Topic 842. There was no material impact on the Company’s consolidated statement of operations or consolidated statements cash flows. Comparative periods continue to be presented in accordance with legacy guidance in Topic 840.

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

Foreign Currency Risk

The significant majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Singapore Dollar, British Pound, Japanese Yen and Australian Dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements for fiscal year 2023 or fiscal year 2022. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of IronNet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IronNet, Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ (deficit) equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss, cash outflows from operating activities, and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Significant Transactions with Related Parties

As discussed in Note 14 to the consolidated financial statements, the Company has entered into significant lending transactions with certain members of the Board of Directors and C5 Capital Limited, all related parties.

/s/ PricewaterhouseCoopers LLP

Washington, District of Columbia

May 16, 2023

We have served as the Company's auditor since 2019.

IronNet, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	January 31,	January 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$7,568	$47,673
Accounts receivable	3,373	1,991
Unbilled receivables	717	4,637
Related party receivables	—	3,233
Accounts and related party receivables	4,090	9,861
Inventory	2,669	4,581
Deferred costs	3,138	2,599
Prepaid warranty	1,218	829
Prepaid expenses	1,743	3,660
Other current assets	818	1,458
Total current assets	$21,244	$70,661
Deferred costs	2,975	3,243
Property and equipment, net	5,972	5,606
Prepaid warranty	1,141	1,229
Deposits and other assets	2,327	493
Total assets	$33,659	$81,232

Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$7,287	$2,348
Accrued expenses	9,973	4,709
Deferred revenue	17,180	16,049
Deferred rent	—	159
Related party notes payable	11,845	—
Convertible notes payable	8,128	—
Conversion features on convertible notes payable	734	—
Income tax payable	412	542
Other current liabilities	735	689
Total current liabilities	56,294	24,496
Deferred revenue	9,961	17,517
Deferred rent	—	769
Warrants	—	7
Other long-term liabilities	2,128	—
Total liabilities	$68,383	$42,789
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 100,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 500,000 shares authorized; 111,466 and 88,876 shares issued and outstanding at January 31, 2023 and January 31, 2022, respectively	11	9
Additional paid-in capital	493,902	455,849
Accumulated other comprehensive income	59	271
Accumulated deficit	(528,696)	(417,686)
Total stockholders’ (deficit) equity	(34,724)	38,443
Total liabilities and stockholders' (deficit) equity	$33,659	$81,232

The accompanying notes are an integral part of these financial statements.

IronNet, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended January 31,
	2023	2022
Product, subscription and support revenue	$25,703	$25,347
Professional services revenue	1,554	2,197
Total revenue	27,257	27,544
Cost of product, subscription and support revenue	13,467	8,225
Cost of professional services revenue	527	1,158
Total cost of revenue	13,994	9,383
Gross profit	13,263	18,161
Operating expenses
Research and development	32,426	52,899
Sales and marketing	31,550	82,922
General and administrative	57,000	112,099
Total operating expenses	120,976	247,920
Operating loss	(107,713)	(229,759)
Interest expense	(1,273)	(1,155)
Other income	108	25
Other expense	(2,080)	(28)
Change in fair value of warrant liabilities	6	(11,265)
Loss before income taxes	(110,952)	(242,182)
Provision for income taxes	(58)	(465)
Net loss	(111,010)	(242,647)

Basic and diluted net loss per common share	(1.07)	(3.03)
Weighted average shares outstanding, basic and diluted	104,049	79,953

The accompanying notes are an integral part of these financial statements.

IronNet, Inc.

Consolidated Statements of Comprehensive Loss

($ in thousands)

	Fiscal Year Ended January 31,
	2023	2022
Net loss	$(111,010)	$(242,647)
Foreign currency translations adjustment, net of tax	(212)	231
Total Comprehensive loss	$(111,222)	$(242,416)

The accompanying notes are an integral part of these financial statements.

IronNet, Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the Years Ended January 31, 2023 and 2022

($ in thousands, number of preferred stock and common stock in thousands)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Subscription Notes Receivable	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at January 31, 2022	88,876	$9	$455,849	$(417,686)	$271	$-	$38,443
Exercise of stock options and settlement of restricted stock units	18,730	2	294	-	-	-	296
Statutory tax withholding related to net-share settlement of restricted stock units	(15)	-	(91)	-	-	-	(91)
Common stock issued under common stock purchase agreement	2,511	-	586	-	-	-	586
Common stock issued for repayment of convertible debt	1,364	-	406	-	-	-	406
Stock-based compensation		-	36,858	-	-	-	36,858
Net loss		-	-	(111,010)	-	-	(111,010)
Foreign currency translation adjustment		-	-	-	(212)	-	(212)
Balance at January 31, 2023	111,466	$11	$493,902	$(528,696)	$59	$—	$(34,724)

Balance at January 31, 2021	66,934	$7	$180,853	$(175,039)	$40	$(835)	$5,026
Issuance of common stock	755	-	365	-	-	-	365
Merger recapitalization	4,555	1	(12,027)	-	-	-	(12,026)
Issuance of PIPE Shares	12,500	1	109,857	-	-	-	109,858
Issuance of common stock upon exercise of Public Warrants	29	-	330	-	-	-	330
Issuance of common stock upon exercise of Private Warrants	3,188	-	21,492	-	-	-	21,492
Issuance of merger earnout shares	1,078	-	-	-	-	-	-
Interest earned on subscription notes receivable	-	-	8	-	-	(8)	-
Settlement of related party loan receivable for common shares	(108)	-	(1,075)	-	-	-	(1,075)
Payment of note receivable and settlement of notes receivable for common shares	(55)	-	(550)	-	-	843	293
Stock-based compensation	-	-	156,596	-	-	-	156,596
Net loss	-	-	-	(242,647)	-	-	(242,647)
Foreign currency translation adjustment	-	-	-	-	231	-	231
Balance at January 31, 2022	88,876	$9	$455,849	$(417,686)	$271	$—	$38,443

The accompanying notes are an integral part of these financial statements.

IronNet, Inc.

Consolidated Statements of Cash Flows

($ in thousands)

	Fiscal Year Ended January 31,
	2023	2022
Cash flows from operating activities
Net loss	$(111,010)	$(242,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,336	1,092
Gain on sale of fixed assets	(27)	(6)
Loss of disposal of fixed assets	117	—
Bad debt expense	1,283	—
Employee stock-based compensation	36,858	156,596
Change in fair value of warrant liabilities	(6)	11,265
Change in fair value of conversion options	(103)	—
Change in fair value of commitment fee	1,555	—
Conversion option accretion	326	—
Non-cash interest expense	897	1,155
Non-cash interest income on amounts due from stockholders	—	(8)
Excess inventory adjustment	2,744	—
Changes in operating assets and liabilities:
Accounts and related party receivable	4,489	(3,194)
Deferred costs	(272)	(1,718)
Inventories	(832)	(2,401)
Prepaid expenses	1,918	(1,614)
Other current assets	(124)	(2,407)
Prepaid warranty	(301)	(144)
Deposits and other assets	865	(196)
Accounts payable	4,939	398
Accrued expenses	(2,306)	971
Income tax payable	(130)	454
Other liabilities	(692)	(689)
Deferred rent	—	(134)
Deferred revenue	(6,425)	(477)
Warrants	—	20
Operating lease liability	(972)	—
Net cash used in operating activities	(64,873)	(83,684)
Cash flows from investing activities
Purchases of property and equipment	(142)	(1,714)
Capitalized software development costs	(2,375)	(2,166)
Proceeds from the sale of fixed assets	27	8
Net cash used in investing activities	(2,490)	(3,872)
Cash flows from financing activities
Exercise of stock options	296	—
Statutory tax withholding related to net-share settlement of restricted stock units	(91)	—
Cash received to fund employee tax obligation for vested RSUs	20,401	—
Cash remitted to fund employee tax obligation for vested RSUs	(12,467)	—
Payment of equity line commitment fee	(1,750)	—
Proceeds from issuance of convertible notes	10,000	—
Proceeds from issuance of related party debt	11,900	—
Payment of debt issuance costs	(284)	—
Repayment of debt	(1,023)	—
Payment of finance lease obligations	(98)	—
Proceeds from issuance of common stock	586	694
Proceeds from borrowing under SVB bridge loan	—	15,000
Payment of SVB bridge loan	—	(15,000)
Payment of PPP loan	—	(5,580)
Merger recapitalization	—	4,213
Proceeds from issuance of PIPE shares	—	125,000
Payment of merger transaction costs	—	(21,179)
Proceeds from stock subscriptions	—	293
Net cash provided by financing activities	27,470	103,441
Effect of exchange rate changes on cash and cash equivalents	(212)	245
Net change in cash and cash equivalents	(40,105)	16,130
Cash and cash equivalents
Beginning of the period	47,673	$31,543
End of the period	$7,568	$47,673
Supplemental disclosure of cash flow information
Cash paid for interest	$126	$—
Supplemental disclosures of non-cash investing and financing activities
Interest earned on subscription notes receivable	—	8
Unpaid purchases of property and equipment	—	28
Non-cash settlement of related party loan receivable for common shares	—	1,075
Initial classification of warrant liabilities	—	10,234
Cashless exercise of warrants classified as liabilities	—	10,214

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

Throughout the notes to the consolidated financial statements, unless otherwise noted, "we," "us," "our," "IronNet," the "Company," and similar terms refer to Legacy IronNet and its subsidiaries prior to the consummation of the transactions associated with the Merger, and IronNet, Inc. and the Company's subsidiaries after the Merger.

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

The Merger was accounted for as a reverse recapitalization. Under this method of accounting, Legacy LGL has been treated as the acquired company for financial reporting purposes. This determination was primarily based on Legacy IronNet stockholders being the majority stockholders and holding majority voting power in the combined company, Legacy IronNet senior management comprising the majority of the senior management of the combined company, and Legacy IronNet ongoing operations comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy IronNet issuing shares for the net assets of Legacy LGL, accompanied by a recapitalization. The net assets of Legacy LGL were recognized at fair value (which was consistent with carrying value), with no goodwill or other intangible assets recorded. Operations prior to the Merger in these financial statements are those of Legacy IronNet and the retained earnings of Legacy IronNet has been carried forward after the Merger. Share numbers and the related earnings (loss) per share calculations for all periods prior to the Merger have been retrospectively adjusted for the equivalent number of shares reflecting the exchange ratio established in the Merger. Refer to Note 3. Reverse Recapitalization and Restructuring for additional information.

Nature of Operations

IronNet provides a suite of technologies that provide real-time threat assessment and updates, behavioral modeling, big data analytics, and proactive threat detection and response capabilities as well as consulting services and training programs to protect against current and emerging cyber-threats.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of all subsidiaries, all of which are wholly owned for the fiscal years ended January 31, 2023 and 2022. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates and assumptions include, but are not limited to, the period of benefit for deferred commissions, the useful life of property and equipment, stock-based compensation expense, fair value of warrants, embedded derivatives within convertible debt agreements, and income taxes. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

Liquidity

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. For the year ended January 31, 2023, the Company incurred a net loss of ($111,010), and as of January 31, 2023, the Company had an accumulated deficit of $528,696. In addition, during the year ended January 31, 2023, the Company used $64,873 of cash in operating activities. Because of the numerous risks and uncertainties associated with the Company’s commercialization and development efforts, the Company is unable to predict when it will become profitable, and it may never become profitable. The Company’s inability to achieve and then maintain profitability would negatively affect its business, financial condition, results of operations and cash flows.

As of January 31, 2023, the Company had cash and cash equivalents of $7,568, which is not legally restricted to use, and collectable receivables of $4,090, accounts payable and accrued expenses of $17,260, including $6,987 due to taxing authorities, $8,927 in principal amounts owed on convertible debt, and $11,900 in principal amounts owed on related party debt, as discussed in Note 12. In February 2022, the Company entered into an equity line with Tumim Stone Capital, LLC (“Tumim”) under which the Company may, in its discretion, sell shares of its common stock to Tumim subject to various conditions and limitations set forth in the purchase agreement with Tumim. In November and December 2022, the Company issued shares of common stock to Tumim for net proceeds of $586. The Company is not currently able to raise additional funds under the equity line with Tumim.

On September 14, 2022, the Company entered into a Securities Purchase Agreement ("SPA") with 3i LP ("3i"), which is an affiliate of Tumim, pursuant to which the Company agreed to sell and issue senior unsecured convertible promissory notes (the "Convertible Notes") to 3i in the aggregate principal amount of up to $25,750. On September 15, 2022, the Company issued a Convertible Note to 3i in the principal amount of $10,300, net of discount for cash proceeds of $10,000. The Company may, subject to a number of conditions set forth in the SPA with 3i, including specified minimum trading prices and trading volumes, and the repayment or conversion of a specified portion of the initial Convertible Note, borrow an additional $15,450 from 3i on the same terms and conditions as set forth in the initial Convertible Note. As of the date of this report, the conditions to the additional borrowing have not been met.

Between December 14, 2022 and April 20, 2023, the Company issued senior secured promissory notes in an aggregate principal amount of $7,200 to a total of eight lenders including directors of the Company. Between January 11, 2023 and May 8, 2023, the Company issued senior secured convertible promissory notes in the aggregate principal amount of $13,095 to entities affiliated with C5 Capital Limited (“C5”), a beneficial owner of more than 5% of the Company’s outstanding common stock. As of January 31, 2023, the Company had issued $6,900 in senior secured promissory notes to eight lenders and $5,000 in senior secured convertible promissory notes to C5. See Note 12 for more information.

The Company’s future capital requirements will depend on many factors, including, but not limited to, its ability to attract and retain customers and their willingness and ability to pay for the Company's products and services, and the timing and extent of spending to support its efforts to market and develop its products. Further, the Company may enter into future arrangements to acquire or invest in businesses, products, services, strategic partnerships, and technologies. The Company needs additional equity or debt financing in order to continue its operations, which it may not be able to raise on terms acceptable to it or at all. If additional funds are not available to the Company on acceptable terms, or at all, the Company’s business, financial condition, and results of operations would be adversely affected.

During the year ended January 31, 2023, the Company undertook a restructuring that reduced its headcount by approximately 44%. Refer to Note 3 for additional information. Subsequent to January 31, 2023, the Company undertook additional actions to reduce its operating expenses and preserve its cash.

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

Accounts and Loan Receivable

Accounts receivable, including unbilled, are generated from contracts with customers. Management determines the need for an allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. Management has evaluated the need for an allowance for doubtful accounts and at January 31, 2023 and 2022, the Company recorded an allowance for doubtful accounts of $1,283 and $0, respectively.

Concentrations of Credit Risk

The Company’s assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Amounts on deposit in excess of federally insured limits of $250 or accounts not included in federally insured limits at January 31, 2023 approximates $6,769. Accounts receivable consist primarily of amounts due from commercial entities.

As of January 31, 2023, the Company held cash deposits at Silicon Valley Bank ("SVB") in excess of government insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation ("FDIC") was appointed as receiver and SVB was subsequently transferred into a new entity, Silicon Valley Bridge Bank, N.A ("SVB Bridge Bank"). On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all SVB depositors’ insured and uninsured deposits, and that such depositors would have access to all of their funds starting March 13, 2023. On March 13, 2023, the Company was able to access its full deposits with SVB.

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company recorded an inventory provision of $2,744 and $0 for January 31, 2023 and 2022, respectively, to reduce slow-moving, obsolete or unusable inventories to their net realizable values for January 31, 2023 and 2022. Substantially all inventory is finished goods.

Deferred Costs

The Company amortizes contract fulfillment costs ratably over the contract term in a manner consistent with the related revenue recognition on that contract and are included in cost of revenue. These costs include appliance hardware and installation costs that are essential in providing the future benefit of the solution.

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

Property and Equipment

Property and equipment is stated at cost and depreciated over the asset's estimated useful life using the straight-line method. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. The Company has incurred repair and maintenance charges of $28 and $12 for the years ended January 31, 2023 and 2022, respectively. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation and amortization is removed and any resulting gain or loss is included in the results of operations.

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Computer and other equipment	3-5 years
Leasehold improvements	Shorter of life of lease or life of asset
Furniture and fixtures	7 years
Software	3 years

Deferred Revenue (Contract Liabilities)

Deferred revenue, which is a contract liability, consists of amounts for which the Company has the unconditional right to bill or advance from customers for which have not yet recognized revenue. The Company generally bills customers in advance. To the extent the Company bills customers in advance of the contract commencement date, the accounts receivable and corresponding deferred revenue amounts are netted to zero on the consolidated balance sheets, unless the Company has the unconditional right to receive the consideration at the time the customer has been invoiced. To the extent the Company has the unconditional right to bill or advance from customers, if the customer has not yet been invoiced, unbilled receivables are established for the amount for which the Company has the unconditional right to bill, with corresponding deferred revenue established for the portion for which the Company has not yet recognized revenue. Included within deferred revenue are certain amounts collected from customers that can be refundable, all or in part, under termination for convenience provisions. There is no history of refunds to customers in connection with such provisions.

Leases

The Company leases certain office space and equipment and determines if a contract is a lease or contains a lease at the inception of the contract and reassesses that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Right-of-use (“ROU”) assets for operating leases are included in the deposits and other assets caption and ROU assets associated with finance leases are included within the property and equipment, net caption of the Company's consolidated balance sheet. The current portions of operating and finance lease liabilities are included in the other current liabilities caption and the long-term portion of operating lease liabilities is presented in the other long-term liabilities payable caption of the consolidated balance sheet.

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

The Company has elected the practical expedient offered by the standard to not separate the lease from non-lease components and accounts for them as a single lease component. The Company elected the package of practical expedients permitted under the transition guidance, which allows the Company to carry forward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that existed prior to adoption of the new standard. The Company has elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

Foreign Currency Translation

The United States Dollar (USD) is the functional currency of the Company and its subsidiaries in the United States. The subsidiaries’ financial statements are maintained in their functional currencies, which is the local currency in their country of origin. The foreign subsidiaries’ financial statements are translated into USD. Assets and liabilities are translated into USD using the period-end foreign exchange rates. Income and expenses are translated into USD using the weighted-average exchange rates in effect during the period. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) included in consolidated statements of changes in stockholders’ equity.

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
•
Allocation of the transaction price to the performance obligations in the contract—The Company allocates the transaction price to each performance obligation based on the amount of consideration expected to be received in exchange for transferring goods and services to the customer. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP ("Standalone Selling Price") basis. However, these types of arrangements are infrequent as most of the Company’s arrangements comprise a single performance obligation. The Company determines standalone selling price taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic pricing objective, market conditions and internally approved pricing guidelines related to the performance obligations.
•
Recognition of revenue when, or as, the Company satisfies performance obligations—The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

The Company generates revenue from the sales of product, could-based subscriptions, support and maintenance, and other services, primarily through the indirect relationships with partners or direct relationships with end customers through the direct sales force. The Company accounts for the contracts with customers in accordance with Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, regarding Accounting Standards Codification Topic 606 (“ASC 606”), and all related interpretations.

Revenue from subscriptions to the cloud-based solutions, which allow customers to use the hosted security software over a contracted period without taking possession of the software and managed services where the Company provides managed detection and response services for customers, are recognized over the contractual term. The Company’s software offering is marketed, sold, and monitored as a single integrated cybersecurity solution, inclusive of software, compute hosting for analytics and sensors which may include hardware, intelligence feeds, and support services. This suite of products and services is a single overall cybersecurity solution that represents one performance obligation.

Professional services, which include incident response, security assessments, and other strategic security consulting services are offered on a time-and-materials basis or through fixed fee arrangements, and the Company recognizes the associated revenue as the services are delivered.

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

The Company capitalizes qualifying internal-use software development costs incurred during the application development stage for internal tools and cloud-based applications used to deliver its services, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful life once it is ready for its intended use, which has been identified as 3 years for the Company’s software products. Amortization of capitalized internal-use software development costs is included within general and administrative expense. As of January 31, 2023 and January 31, 2022, capitalized costs were $5,171, before $1,055 of amortized cost and $2,795, before $86 of amortized cost, respectively.

Research and Development

Research and development costs are expensed in the year incurred and relate to new product developments and new features and are primarily personnel related costs and acquired software costs. These costs totaled $32,426 and $52,899 for the fiscal years ended January 31, 2023 and 2022, respectively.

Advertising

The Company expenses advertising costs as incurred. Advertising costs were $138 and $1,789 for the fiscal years ended January 31, 2023 and 2022, respectively and are included in the sales and marketing expenses.

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

The Company evaluated the warrants issued by Legacy LGL, the legal predecessor, to purchase its common stock in a private placement concurrently with its initial public offering (the “Private Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the provisions in the Private Warrant agreement provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such a provision would preclude the warrant from being classified in equity. Since the Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these Private Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date. The fair value adjustments were determined by using the listed price of Public Warrants, which are similar instruments with a quoted price in an active market. The Private Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting related to changes in the fair value of the Private Warrants recognized.

Between September 2021 and October 2021, when the majority of these warrants were exercised on a cashless basis, the formula for such exercises made each Private Warrant effectively exercisable to purchase approximately 0.6 shares of Company common stock on a non-cash basis, each subject to its own exercise calculation applicable to the day on which the exercise was made. The Private Warrants were also redeemable in cash for $11.50 for a share of common stock. No Private Warrants were redeemed on the $11.50 cash basis. A total of 5,190 Private Warrants were exercised on a cashless basis into 3,188 shares of Class A common stock. No Private Warrants were exercised on a cashless basis during the fiscal year ended January 31, 2023. As of January 31, 2023 and January 31, 2022, the Company had 10 Private Warrants outstanding and not exercised. During the fiscal year ended January 31, 2023, the Company recognized non-cash income of $6 related to change in fair value of warrants in the consolidated statements of operations. During the fiscal year ended January 31, 2022, the Company recognized $11,265 of non-cash expense related to change in fair value of warrants in the consolidated statements of operations.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 - Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 - Debt with Conversion and Other Options for consideration of any beneficial conversion features.

Stock-based Compensation

The Company recognizes expense for stock-based compensation awards based on the estimated fair value of the award on the date of grant. For stock options, this will be amortized on a straight-line basis over the employee’s or director’s requisite service period, which is generally the vesting period of the award. For RSU awards with both service and performance conditions, stock-based compensation expense is recognized on a graded basis matched to the length of time and vesting tranches of each grant. For RSU awards with only service conditions, stock-based compensation expense will be recognized on a straight-line basis over the employee’s or director’s requisite service period, which is generally the vesting period of the award.

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

Common Stock

The Company has 500,000 shares of voting common stock authorized for issuance. As of January 31, 2023, a total of 110,716 shares of common stock were issued and outstanding, with 4,361 shares reserved for issuance upon the settlement of outstanding RSUs, 530 shares reserved for issuance upon the exercise of outstanding stock options, 9,436 shares available for grant under the 2021 Equity Incentive Plan, 8,596 shares reserved for issuance upon the exercise of Public Warrants and 10 shares reserved for issuance upon the exercise of Private Warrants.

Recently Issued Accounting Standards

The Company is an emerging growth company ("EGC"), as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates.

New Accounting Pronouncements Adopted in Fiscal Year 2023

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) (“Topic 842”), which outlines a comprehensive lease accounting model that supersedes the previous lease guidance. The guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard on February 1, 2022 using the modified retrospective basis. Using the modified retrospective approach, the Company determined an incremental borrowing rate at the date of adoption based on the total lease term and total minimum rental payments.

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

Adoption of the new standard resulted in the recording of $974 and $2,654 of current operating lease liabilities and long-term operating lease liabilities, respectively, and $2,685 in corresponding right-of-use (“ROU”) lease assets on that date. The difference between the approximate value of the ROU lease assets and lease liabilities is attributable to deferred rent, which is comprised of tenant improvement allowance and rent abatement. There was no material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows as a result of the adoption of Topic 842. The Company’s comparative periods continue to be presented and disclosed in accordance with legacy guidance in Topic 840. Refer to Note 11 for additional information.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2023 or the time at which the Company no longer qualifies as an EGC, with early adoption permitted. The Company elected to early adopt this ASU as of February 1, 2022 using the modified retrospective method. The adoption of ASU 2020-06 had an immaterial impact on the Company’s consolidated financial statements and related disclosures for the fiscal year ended January 31, 2023.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This standard requires a new method for recognizing credit losses that is referred to as the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument, unless the Company elects to recognize such instruments at fair value with changes in profit and loss (the fair value option). This standard is effective for the Company for the earlier of the fiscal year beginning after December 15, 2022 or the time at which the Company no longer qualifies as an EGC. As a result, this ASU became effective for the Company as of February 1, 2023. Management does not expect the impact of adopting this standard to be material.
2.
Revenue

Product, subscription and support revenue

The Company sells a collective defense software solution that is comprised of two product offerings, IronDefense and IronDome. Through December 2022, the software platform was delivered through both on-premises licenses bundled with on-premises hardware and through subscription software. The Company stopped offering on-premises deployment options in December 2022. During fiscal year 2023, the Company launched IronRadar, a new product intended to broaden the Company's market reach to companies of all sizes that is delivered via subscription software.

The security appliance deliverables include proprietary operating system software and hardware together with regular threat intelligence updates and support, maintenance, and warranty. The Company combines intelligence dependent hardware and software licenses with the related threat intelligence and support and maintenance as a single performance obligation, as it delivers the essential functionality of the cybersecurity solution. The Company recognizes revenue for this single performance obligation ratably over the expected term. Judgement is required for the assessment of material rights relating to renewal options associated with the Company's contracts.

Revenue from subscriptions, which allow customers to use the Company's security software over a contracted period without taking possession of the software, and managed services, where the Company provides managed detection and response services for customers, is recognized over the contractual term. The cloud-based subscription revenue, where the Company also provides hosting, recognized for the fiscal years ended January 31, 2023 and 2022 were $21,457 and $15,960, respectively. Overall product, subscription, and support revenue recognized for the years ended January 31, 2023 and 2022 were $25,703 and $25,347, respectively.

Professional services revenue

The Company sells professional services, including cyber operations monitoring, security, training and tailored maturity assessments. Revenue derived from these services is recognized as the services are delivered. Revenue recognized from professional services for the fiscal years ended January 31, 2023 and 2022 was $1,554 and $2,197, respectively.

Customer concentration

For the fiscal year ended January 31, 2023, eight customers accounted for 61%, or $16,536, with two of those customers accounting for 22% of the Company's revenue, and for the fiscal year ended January 31, 2022, six customers accounted for 51%, or $13,975, with two of those customers accounting for 21%, of the Company’s revenue. As of January 31, 2023, and January 31, 2022, two customers represented 56% and 49% of the total accounts receivable balance, respectively.

Significant customers are those which represent at least 10% of the Company’s total revenue for a fiscal year. The following table presents customers that represent 10% or more of the Company’s total revenue:

	Fiscal Year Ended January 31,
	2023	2022
Customer A	10%	11%
Customer B	12%	10%
	22%	21%

Deferred costs

The Company defers contract fulfillment costs that includes appliance hardware. The balances in deferred costs are as follows:

Balance at February 1, 2021	$2,805
Amounts recognized in cost of revenue	(2,095)
Costs deferred	3,899
Foreign exchange	(5)
Balance at January 31, 2022	$4,604

Balance at February 1, 2022	$4,604
Amounts recognized in cost of revenue	(2,608)
Costs deferred	2,366
Balance at January 31, 2023	$4,362

Capitalized costs are included in deferred costs on the consolidated balance sheet. of which $2,222 is current and $2,140 is long-term as of January 31, 2023. The balance of deferred commissions at January 31, 2023 and 2022 were $1,751 and $1,238, respectively. Deferred commissions are included in deferred costs on the consolidated balance sheet, of which $916 is current and $835 is long-term as of January 31, 2023.

Deferred revenue

Deferred revenue represents amounts received from and/or billed to customers in excess of revenue recognized. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met. During the fiscal years ended January 31, 2023 and January 31, 2022, the Company recognized revenue of $14,405 and $12,509, respectively, which was included in the deferred revenue balance at the beginning of each of the respective periods.

The balance in deferred revenue is as follows:

Balance at February 1, 2021	$34,044
Revenue recognized	(29,133)
Amounts deferred	28,663
Foreign exchange	(8)
Balance at January 31, 2022	$33,566

Balance at February 1, 2022	$33,566
Revenue recognized	(27,257)
Amounts deferred	20,863
Foreign exchange	(31)
Balance at January 31, 2023	$27,141

Remaining performance obligations

As of January 31, 2023, the remaining performance obligations totaled $42,982. The Company’s recognition of revenue in the future thereon will be in:

Years Ending January 31,
2024	$25,050
2025	13,576
2026	3,817
2027	539
$42,982

3.
Reverse Recapitalization and Restructuring

Reverse Recapitalization

As discussed in Note 1, the Company completed the Merger on August 26, 2021. Pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Legacy IronNet, with Legacy IronNet surviving the Merger as a wholly-owned subsidiary of Legacy LGL.

The following table reconciles the elements of the Merger to the consolidated statement of cash flows for the fiscal year ended January 31, 2022:

Recapitalization and Associated Transactions
Cash (Trust)	$173,015
Redemptions	(159,763)
Less: fees to underwriters and advisors	(9,038)
Net cash received from Merger recapitalization	4,214
Issuance of PIPE Shares	125,000
Less: PIPE fees to underwriters and advisors	(21,179)
Net cash received from PIPE Shares and Merger recapitalization	108,035
Less: debt settlement	(21,266)
Net proceeds from Merger recapitalization, PIPE Shares and debt settlement	$86,769

The number of outstanding shares of common stock of the Company as of January 31, 2022 is summarized as follows:

Shares by Type	Number of Shares
IronNet Class A Common Stock outstanding previous to the Merger	67,502
Issuance of common stock (exercise of ISOs and warrant)	29
Number of Shares issued at the date of the business combination (Recapitalization)
LGL Class A Common Stock outstanding previous to the Merger	17,250
Less: Redemption of LGL Class A previous to the Merger	(15,929)
Total Class A Shares issued to former LGL shareholders	1,321
LGL Founders Shares	3,234
PIPE Shares	12,500
Number of Shares issued at the Merger	17,055
Number of Shares issued (redeemed) following the consummation of the Merger
Earnout Shares	1,078
Private Warrants (Exercised)	3,188
Public Warrants (Exercised)	29
Exercise of ISOs	158
Payments on subscription notes receivable	(55)
Shares repurchase related to loan pay-off	(108)
Total Shares of Common Stock as of January 31, 2022	88,876

In connection with the closing of and as a result of the consummation of the Merger, certain members of the Company’s management and employees received bonus payments in the aggregate amount of $515. The bonuses have been reflected in general and administrative expenses in the consolidated statements of operations.

The Company incurred transaction costs in connection with the Merger. The transaction costs considered incremental have been expensed as incurred and these amounts, $2,328 for the fiscal year ended January 31, 2022, are included in general and administrative expenses in the accompanying consolidated statements of operations. On August 26, 2021, the Company received $13,251 held in Legacy LGL’s trust account, net of redemptions. Transaction costs related to the issuance of the trust shares were $9,038, which were recorded in additional paid in capital on the consolidated balance sheet.

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

Loans to Employees

On December 29, 2018, Legacy IronNet entered into a loan with a former executive of the Company with a principal balance of $1,000 bearing an interest rate of 2.76% for a term of three years, which was secured by a pledge of certain shares of Legacy IronNet Class A common stock. As of August 26, 2021, in conjunction with the merger, the Company resolved the loan by having the executive surrender to the Company 108 shares that would have otherwise been issuable to the executive in the Merger.

Earnout Agreement

Pursuant to the terms of the Merger Agreement, Eligible Legacy IronNet Equity holders (as defined in the Merger Agreement) had the right to receive up to 1,078 shares (the “Earnout Shares”), to be issued at any time during the two years after of the Closing Date following the occurrence of the triggering event, which is: “…the date, occurring after the Closing Date and on or prior to the second anniversary of the Closing Date, on which the volume-weighted average closing sale price of one share of IronNet Stock quoted on the New York Stock Exchange

(or such other principal securities exchange or securities market on which the shares of Acquiror Stock are then listed) is equal to or greater than $13.00 for any ten (10) consecutive Trading Days occurring after the Closing Date.”

As of the close of trading on September 10, 2021, the requisite conditions of the earnout triggering event were satisfied and the Company issued 1,078 Earnout Shares to the Eligible Legacy IronNet Equity holders.

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

Restructuring

Between September 2022 and November 2022, the Company undertook a restructuring to reduce headcount by approximately 44%, which resulted in a reduction of approximately 111 positions. In connection with this action, the Company recorded total pre-tax charges of $13,439 for the fiscal year ended January 31, 2023, which includes $659 related to one-time severance payments, which were paid in cash during the third quarter as well as non-cash stock-based compensation expense of $12,780. This amount is comprised of $13,266 of non-cash accelerated vesting of restricted stock units, offset by forfeitures of $486.

4.
Property and Equipment

Property and equipment consist of the following at January 31:

	2023	2022
Computer and other equipment	$4,900	$5,369
Leasehold improvements	1,416	1,416
Furniture and fixtures	388	388
Software	5,171	2,795
ROU asset	297	-
	12,172	9,968
Less: Accumulated depreciation and amortization	(6,200)	(4,362)
	$5,972	$5,606

Depreciation and amortization expense on property and equipment was $2,336 and $1,092 for the years ended January 31, 2023 and January 31, 2022, respectively.

5.
Stock Incentive Plans

Legacy IronNet’s Board of Directors adopted, and its stockholders approved Legacy IronNet’s 2014 Stock Incentive Plan (the “2014 Plan”) on September 29, 2014, and on October 17, 2014, respectively. The 2014 Plan was periodically amended, most recently on June 7, 2019. The 2014 Plan permitted the grant of incentive stock options ("ISOs"), non-qualified stock options ("NSOs"), stock appreciation rights, restricted stock, RSUs, and other stock-based awards. ISOs were only able to be granted to Legacy IronNet’s employees and to Legacy IronNet’s subsidiary corporations’ employees. All other awards could be granted to employees, directors and consultants of Legacy IronNet and to any of Legacy IronNet’s parent or subsidiary corporation’s employees or consultants. As of August 26, 2021, the closing date of the Merger, no additional awards will be granted under the 2014 Plan. The terms of the 2014 Plan will continue to govern the terms of outstanding equity awards that were granted prior to the closing date.

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

As of January 31, 2023, 9,436 share equivalents remained available to issue under the 2021 Plan.

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

Stock Options

The exercise price of each stock option granted under the Stock Incentive Plans may not be less than the fair market value per share of the underlying Class A common stock on the date of grant. The Board of Directors establishes the term and the vesting of all options issued under the Stock Incentive Plans; however, in no event will the term exceed ten years.

Presented below is a summary of the status of the stock options under the 2014 Stock Incentive Plan, as no stock options have been granted under the 2021 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value of Outstanding Options
Outstanding at February 1, 2021	2,182	$0.53	4.9	$5,573
Granted	-	-	-	-
Exercised	(749)	0.49	4.8	1,940
Forfeited or expired	(116)	0.57	5.3	-
Outstanding at January 31, 2022	1,317	$0.55	4.9	$3,773

Outstanding at February 1, 2022	1,317	$0.55	4.9	$3,773
Granted	-	-	-	-
Exercised	(580)	0.49	4.1	1,691
Forfeited or expired	(207)	0.65	4.0	-
Outstanding at January 31, 2023	530	$0.56	3.8	$773
Exercisable at January 31, 2023	530	$0.56	3.8	$773

For the fiscal years ended January 31, 2023 and 2022, the Company recorded insignificant amounts of compensation cost related to stock options. The fair value of shares under stock options granted that vested were $2 and $2,062 for the fiscal years ended January 31, 2023 and 2022, respectively.

Stock compensation expense for stock options is recognized on a straight line basis and with a provision for forfeitures matched to historical experience for matured grant cohorts. At January 31, 2023, there was no unrecognized compensation cost related to unvested stock options. All stock options were vested as of January 31, 2023.

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

Presented below is a summary of the status of outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2021	9,712	$11.75
Granted	5,900	8.20
Vested	(3,818)	12.01
Forfeited or expired	(1,484)	12.85
Non-vested at January 31, 2022	10,310	$9.57

Non-vested at February 1, 2022	10,310	$9.57
Granted	9,736	3.36
Vested	(8,982)	8.37
Forfeited or expired	(6,703)	3.98
Non-vested at January 31, 2023	4,361	$6.76

As of January 31, 2023, there are 23,151 RSUs outstanding, which is comprised of 8,998 RSUs with only service conditions, 1,302 RSUs with only performance conditions, and 12,851 RSUs with both service conditions and performance conditions. Of the outstanding RSUs, 652 shares with only performance conditions have vested, 5,492 RSUs with only service conditions have vested, and 12,646 RSUs with both service conditions and performance conditions have vested as of January 31, 2023.

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

For the fiscal year ended January 31, 2023, the Company recorded $36,858 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which $15,011 is associated with RSUs on a graded vesting schedule and $21,847 is associated with RSUs on a straight-line vesting schedule. For the fiscal year ended January 31, 2022, the Company recorded $156,560 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which $155,518 is associated with RSUs on a graded vesting schedule and $1,042 is associated with RSUs on a straight-line vesting schedule.

The Company's default tax withholding method for RSUs is the sell-to-cover method, under which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are then remitted by the Company to taxing authorities. Refer to Note 9 for additional information.

As of January 31, 2023, there was approximately $12,688 of unrecognized compensation cost related to unvested RSUs without performance obligations. The weighted-average remaining vesting period was 2.63 years.

Employee Stock Purchase Plan ("ESPP")

In August 2021, Legacy LGL’s Board of Directors adopted, and its stockholders approved, the ESPP. The ESPP became effective immediately upon the Closing of the Merger.

The purpose of the ESPP is to provide a means by which eligible employees and certain designated companies may be given an opportunity to purchase shares of the Company's common stock, to assist it in retaining the services of eligible employees, to secure and retain the services of new employees and to provide incentives for such persons to exert maximum efforts for the Company's success.

The Plan includes two components: a 423 Component and a Non-423 Component. The Company intends that the 423 Component will qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the Code. Except as otherwise provided in the ESPP or determined by the Board of Directors, the Non-423 Component will operate and be administered in the same manner as the 423 Component.

The ESPP contains an evergreen provision that provides for an automatic annual share increase on February 1 of each year, in an amount equal to the lesser of (i) 1% of the total number of shares of common stock outstanding on January 31st of the preceding fiscal year, and (ii) 2,700 shares of Common Stock. In accordance with the evergreen provision, the number of shares of common stock reserved for issuance under the ESPP increased by 889 shares on February 1, 2022. Inclusive of the prior limit of 2,700 shares, the new limit following the increase was 3,589 shares.

As of January 31, 2023, there were no purchases of shares for an eligible employee.

6.
Stockholders’ Equity

Common Stock

As of January 31, 2023, the Company had 500,000 shares of Class A common stock authorized and 110,716 shares of common stock issued and outstanding at $0.0001 par value per share.

As of January 31, 2022, the Company had 500,000 shares of Class A common stock authorized and 88,876 shares of common stock issued and outstanding at $0.0001 par value per share.

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

Pursuant to the terms of the Purchase Agreement, at the time the Purchase Agreement and the Registration Rights Agreement were signed, the Company paid a cash fee of $1,750, or 1% of the Total Commitment, to Tumim as consideration for its commitment to purchase shares of the Company's common stock under the Purchase Agreement. The cash paid related to the Commitment Fee was recorded in the consolidated statement of cash flows as a financing activity. The Commitment Fee qualifies as a derivative asset under ASC 815-40 Derivatives and Hedging — Contracts in Entity's Own Equity and was established as an asset on the consolidated balance sheet, which will be adjusted over the period of the agreement to reflect fair value, with changes in fair value being recognized as a component of other expense. The Commitment Fee is measured at fair value categorized within Level 3 of the fair value hierarchy and the value derived was not determined to be material. Changes in fair value of the Commitment Fee during the fiscal year ended January 31, 2023 of $1,555 was recognized in other expense in the consolidated statement of operations. As of January 31, 2023, the fair value of the Commitment Fee on the consolidated balance sheet was $195. The Company also incurred $96 in transaction costs related to the issuance of the Purchase Agreement, which was recognized in other expense on the consolidated statement of operations.

During the fiscal year ended January 31, 2023, the Company sold 2,511 shares to Tumim under the Purchase Agreement for gross proceeds of $586. The Company is not currently able to raise additional funds under the equity line with Tumim.

Preferred Stock

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At January 31, 2023, there were no shares of preferred stock issued or outstanding.

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

Once the Public Warrants became exercisable upon the effective date of the Company’s S-1 registration statement filed in September 2021, the Company obtained the ability to redeem the Public Warrants:

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

As of January 31, 2023, the Company had 8,596 Public Warrants outstanding and not exercised.

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

On September 15, 2022, the Company issued the Convertible Note. Pursuant to the terms of the Convertible Note, under certain circumstances the Company may be required to redeem all or a portion of the Convertible Note in cash, as disclosed in Note 12. The convertible feature is measured at fair value categorized within Level 3 of the fair value hierarchy, with the fair value determined to be $774 on the date of issuance, which was determined to not be material. The fair value of the convertible feature was determined based on management assumptions and quotes received from financial institutions for obtaining additional debt financing. The change in fair value of the convertible feature from the date of issuance through January 31, 2023 was determined to be $103. As of January 31, 2023, the fair value of the convertible feature was $671.

During the fiscal year ended January 31, 2023, the Company issued two secured convertible promissory notes to C5 in the amount of $5,000. These secured convertible promissory notes may require the Company to convert all or a portion of the principal and accrued and unpaid interest into shares of redeemable stock at the option of the holder up to five calendar days prior to maturity, as disclosed in Note 12. The convertible feature is measured at fair value categorized within Level 3 of the fair value hierarchy, with the fair value determined to be $63. The Company determined the fair value of the convertible feature using a Black-Scholes option-pricing model, and the value derived was determined to not be material. There was not determined to be a material change in the fair value of the convertible feature of the secured convertible promissory notes from the date of issuance through January 31, 2023.

As discussed in Note 6, the Company established a derivative asset related to the Commitment Fee incurred when entering into the Securities Purchase Agreement with 3i, which is measured at fair value categorized within Level 3 of the fair value hierarchy, with the value determined to not be material.

The Company’s Private Warrants have terms similar to, and are subject to substantially the same redemption features as, the Public Warrants, as the transfer of a Private Warrant to anyone who is not a permitted transferee would result in the Private Warrant being converted to a Public Warrant. The Company determined that the fair value of each Private Warrant is equivalent to that of a Public Warrant. There have been observable transactions in the Company's Public Warrants and the Public Warrants had adequate trading volume between independent investors on the public market to provide a reliable indication of value. As of January 31, 2023, the fair value of the Private Warrants was equal to that of the Public Warrants as they had substantially the same terms. However, as they are not actively traded, they are listed as a Level 2 investment in the fair value hierarchy table below.

Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on their maturities and their availability for use in current operations.

The following table presents assets and liabilities measured at fair value on a recurring basis:

	January 31, 2023				January 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6	$—	$—	$6	$102	$—	$—	$102
Commitment Fee	$—	$—	$195	$195	$—	$—	$—	$—
Total financial assets	$6	$—	$195	$201	$102	$—	$—	$102
Liabilities
Warrants	$—	$—	$—	$0	$—	$7	$—	$7
Conversion options	$—	$—	$734	$734	$—	$—	$—	$—

The Company recognized a non-cash income of $6 related to the change in fair value of warrants during the period ended January 31, 2023.

The following table presents a summary of the changes in the fair value of the Company's Level 3 financial instruments:

	Convertible Notes Derivative Liability	C5 Notes Derivative Liability	Commitment Fee Derivative Asset
Fair Value as of January 31, 2022	$-	$-	$-
Commitment fee derivative asset established at time of Purchase Agreement	-	-	1,750
Conversion feature liability established at issuance of Convertible Notes	774	-	-
Conversion feature liability established at issuance of C5 Notes	-	63	-
Change in fair value	(103)	-	(1,555)
Fair value as of January 31, 2023	$671	$63	$195

8.
Income Taxes

The components of the provision for income taxes are comprised of the following for the fiscal years ended January 31:

	2023	2022
Current income taxes
Federal	$-	$-
State	10	1
Foreign	48	464
Deferred income taxes	—	—
Total income tax expense	$58	$465

For the years ended January 31, 2023 and 2022, the foreign income (loss) before provision for income tax was $51 and $1,774, respectively. For the years ended January 31, 2023 and 2022, the domestic loss before provision for income tax was ($110,609) and ($243,956), respectively.

Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. As part of its business strategies, the Company has determined that all earnings from foreign continuing operations will be deemed indefinitely reinvested outside of the United States. The Company's plans to indefinitely reinvest certain earnings are supported by projected working capital and long-term capital requirements in each foreign subsidiary location in which the earnings are generated.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to annual income tax expense at the Company’s effective tax rate is as follows:

	2023		2022
Income tax expense computed at U.S. federal statutory income tax rate	$(23,217)	21.0%	$(50,575)	21.0%
State income taxes	(8,434)	7.63%	(10,190)	4.2%
Permanent items	7,623	(6.90)%	8,197	(3.4)%
Valuation allowance	36,661	(33.16)%	53,577	(22.2)%
Change in State Tax Rate	(12,761)	11.54%	(362)	0.2%
Other	186	(0.17)%	(182)	0.1%
Income tax expense computed at U.S. federal statutory income tax rate	$58	(0.06)%	$465	(0.1)%

Income tax expense was $58 and $465 for the fiscal years ended January 31, 2023 and 2022, respectively. The effective tax rate for the fiscal years ended January 31, 2023 and 2022 was (0.06)% and (0.1)%, respectively.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and carryforwards.

Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	2023	2022
Deferred tax assets
Net operating loss carryforward	$118,465	$81,955
Accruals and other	601	610
Intangibles	124	123
Depreciation and amortization	281	118
RSU	9,766	8,499
Others	657	285
Deferred revenue	4,241	5,786
Lease Liabilities	760	—
Gross deferred tax assets	134,895	97,376
Valuation allowance	(132,520)	(95,533)
Net deferred tax asset	2,375	1,843
Deferred tax liabilities
Deferred costs	(1,835)	(1,843)
ROU Assets	(540)	—
Net deferred tax assets (liabilities)	$-	$-

Income Tax Valuation Allowance

The following summarizes changes to valuation and qualifying accounts for fiscal year 2023 and fiscal year 2022:

Income Tax Valuation Allowance	Balance at Beginning of Period	Charged to Costs & Expenses	Federal/State NOL	Balance at End of Period
Fiscal Year Ended
January 31, 2023	95,533	476	36,510	132,520
January 31, 2022	41,849	10,662	43,022	95,533

As of January 31, 2023 and January 31, 2022, the Company had net operating loss carryforwards (NOLs) available to offset federal taxable income of approximately $413,570 and $324,787, respectively. $25,270 of the federal NOLs expire on various dates through 2037 and $388,300 are able to be carried forward indefinitely to offset 80% of future taxable income. The company has tax effected state NOL carryforwards of approximately $31,616 as of January 31, 2023 and $13,749 as of January 31, 2022 that expire on various dates through 2037.

In accordance with IRC Section 382, the extent to which net operating loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of any ownership changes as defined by federal and various state and local jurisdictions. These limitations may result in the expiration of net operating loss carry forwards before utilization.

In assessing the realizability of the Company's net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be recognized. The ultimate realization of the net deferred tax assets is dependent upon the generation of taxable income during the periods in which temporary differences become deductible. Management considers taxes paid, if any, scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income, scheduled reversal of deferred tax liabilities, and projections for taxable income over the periods in which the temporary differences become deductible based on available tax planning strategies, management presently believes it is more likely than not that the Company may not realize all of the benefits of these deductible differences and, accordingly, has established a valuation allowance against the net deferred tax assets at January 31, 2023 and 2022.

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

Management evaluated all income tax positions and determined that there were no uncertain tax positions that required reserves as of January 31, 2023 and 2022. The Company files tax returns in the United States federal jurisdiction and in many state jurisdictions. The tax years 2018 through 2023 remain open to examination by the major taxing jurisdictions to which the company is subject. No examinations are currently open.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act did not have a significant impact on the Company's current taxes, deferred taxes, or uncertain tax positions.

9.
Supplemental Balance Sheet Information

Accrued Expenses

Accrued expenses consisted of the following:

	January 31,	January 31,
	2023	2022
Accrued expenses	$976	$2,438
Taxes payable on behalf of employees related to vested RSUs	6,987	-
Unvouched payables	2,010	2,271
	$9,973	$4,709

The balance in accrued expenses as of January 31, 2023 is primarily comprised of the cash proceeds from the sale of shares on behalf of the holders of vested RSUs to cover the associated tax withholding liability under the sell-to-cover method.

The balance in accrued expenses at January 31, 2022 includes $1,129 in cash received from a customer in January 2022, which was due to be remitted to a third party as a part of a factoring arrangement. This payment was due from the customer directly to the third party, and was remitted to the third party during the first quarter of fiscal year 2023. The balance also includes $722 in sales tax payable, primarily consisting of an accrual for remaining obligations combined with potential interest and penalties related to the results of a sales tax nexus review. The

Company resolved these liabilities with the respective state jurisdictions during the fiscal year ended January 31, 2023.

Prepaid Expenses

The prepaid expenses balances as of January 31, 2023 and 2022 include $909 and $1,803, respectively, related to directors and officers insurance purchased by the Company in August 2021.

Deferred Payroll Taxes

In fiscal year 2021, Legacy IronNet elected to defer the Company's portion of payroll taxes, as permitted under the CARES Act. 50% of the deferred payroll tax was paid in December 2021, with the remaining 50% paid in December 2022. As of January 31, 2022, the balance was $689 and is included in other current liabilities on the consolidated balance sheet.

10.
Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain shareholder claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. To date, no such liability has been recorded.

11.
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

Lease expense for both operating and finance leases is recognized on a straight-line basis over the lease term and is recorded in operating expenses on the consolidated statements of operations. Interest expense incurred on finance lease liabilities is calculated using the effective interest method and is recorded in interest expense on the consolidated statements of operations.

The lease balances are located in the following positions on the consolidated balance sheet.

	Balance Sheet Location	January 31, 2023
Assets
Operating	Deposits and other assets	$1,885
Financing	Property and equipment, net	205

Liabilities
Current
Operating	Other current liabilities	$607
Financing	Other current liabilities	130
Non-current
Operating	Other long-term liabilities	2,047
Financing	Other long-term liabilities	81

Total lease costs for the fiscal year ended January 31, 2023 were:

Fiscal Year Ended
January 31, 2023
Operating lease cost	$1,005
Short-term lease cost	2,147
Variable lease cost	36
Finance lease cost:
Amortization of right-of-use assets	92
Interest on lease liabilities	7
Total finance lease cost	$99

The following table summarizes future scheduled lease payments as of January 31, 2023:

Fiscal year ending January 31,	Operating Leases	Finance Leases
2024	$755	$144
2025	775	48
2026	797	45
2027	658	-
2028	-	-
Total	2,985	237
Less: Imputed Interest	331	26
Present value of net lease payments	$2,654	$211

Lease liability, current portion	$607	$130
Lease liability, net of current portion	2,047	81
Total lease liability	$2,654	$211

Supplemental information related to operating and finance leases are as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,178
Operating cash flows from finance leases	4
Financing cash flows from finance leases	98
$1,280
Weighted average remaining lease term (in years)
Operating leases	3.83
Finance leases	2.09
Weighted average discount rate
Operating leases	6.36%
Finance leases	10.10%

Disclosures Related to Periods Prior to Adoption of the New Lease Standard

The Company recorded rent expense of $1,462 for the fiscal year ended January 31, 2022.

The minimum aggregate future obligations under noncancelable operating leases as of January 31, 2022 were as follows:

Fiscal Year ending January 31,
2023	$1,025
2024	755
2025	775
2026	797
2027	658
Total	$4,010

As the Company did not hold finance leases as of January 31, 2022, there were no future minimum lease payments under finance leases at that time.

12. Debt

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

The Convertible Notes provide a conversion right pursuant to which 3i may convert any portion of the principal, together with any unpaid interest and other unpaid amounts, into shares of common stock at a conversion price of $7.50 per share, subject to adjustments in accordance with the terms of the Convertible Notes. The Convertible Note also contains provisions that provide 3i with the right, subject to certain exceptions, to require the Company to redeem all or a portion of the Convertible Note in cash. This convertible feature has been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount of $774 which reduced the book value of the $10,300 Convertible Note and increases prospectively the amount of interest expense to be recognized over the life of the Convertible Note. Due to the provisions that may provide 3i with the right to require the Company to redeem all or a portion of the Convertible Note in cash, the balance of the Convertible Note is included in current liabilities on the consolidated balance sheet. As of January 31, 2023, the carrying value of the Convertible Note approximated fair value based on Level 2 inputs.

On each monthly Installment Date, the Company shall repay the lesser of $687 and the principal amount then outstanding, plus accrued and unpaid interest, in cash and/or shares of common stock, at the Company’s option (the "Installment Amount"). In certain instances, but no more than once per calendar month, 3i will also have the right to accelerate the repayment of one monthly repayment obligation based on the conversion price on the acceleration date. For any Installment Amount paid in the form of shares of common stock, the applicable conversion price will be equal to the lesser of (a) $7.50, and (b) the greater of (x) 95% of the lowest VWAP in the five trading days immediately prior to such conversion, and (y) a “floor price” of approximately $0.44, subject to adjustment in accordance with the terms of the Convertible Notes. For any Installment Amount paid in cash, the price paid will be equal to 105% of the Installment Amount. The proceeds received from the Convertible Notes were used to fund general corporate and working capital needs. During the year ended January 31, 2023, the Company elected to pay one of the Installment Amounts due in cash and one Installment Amount through a combination of cash and the issuance of common stock, which resulted in the issuance of 1,364 shares of common stock for an aggregate conversion amount of $406. As of January 31, 2023, the effective interest rate on the Convertible Notes was 11.9%. Interest expense for the fiscal year ended January 31, 2023 related to the Convertible Notes was $431, which was a result of effective interest of $190 incurred under the $10,300 Convertible Note, as well as $241 in interest expense related to the amortization of related debt issuance costs of $284 and OID of $300. The Company also recognized interest expense of $318 related to the accretion of the debt discount created by the embedded conversion feature. Interest expense is included in interest expense in the consolidated statement of operations.

The following table presents the components of the Convertible Notes:

January 31, 2023
3i Convertible Promissory Notes	$8,471
Less: unamortized original issue discount and issuance costs	(343)
$8,128

Promissory Notes with Directors

In December 2022, the Company issued and sold secured promissory notes in an aggregate principal amount of $6,900 (the “Initial Director Notes”) to a total of eight lenders, including seven lenders who are either directors of the Company or entities affiliates with directors of the

Company. At the time of issuance of the Initial Directors Notes, each of the holders of the Director Notes executed a Security Agreement, under which the Company’s obligations under the Initial Director Notes were secured by substantially all of the assets of the Company, excluding the Company’s intellectual property. The Director Notes, together with the C5 Notes described below, rank senior in right of payment to any of the Company’s existing and future indebtedness for borrowed money.

On January 11, 2023, the Company and the holders agreed to amend and restate the Initial Director Notes to be substantially in the form of the secured promissory notes issued to C5 and discussed below (the “Director Notes”). As amended and restated, the Director Notes bear interest at a rate of 13.8% per annum from the respective dates of the Initial Director Notes. All principal and accrued interest is due and payable at scheduled maturity on June 30, 2023. Upon issuance of the Director Notes, each of the holders executed an Amended and Restated Security Agreement which secure the Company’s obligations under the Director Notes by substantially all of the assets of the Company, excluding the Company’s intellectual property. The proceeds received from the Director Notes will be used to fund general corporate and working capital needs, including for purposes of remitting amounts due to taxing authorities for tax withholdings received for RSUs settled under the sell-to-cover method, as discussed in Note 5. On April 20, 2023, the Company issued and sold an additional Director Note in the amount of $300 to one of the initial lenders from December 2022 who is not affiliated with the board of directors. As of January 31, 2023, the carrying value of the Director Notes approximated fair value based on Level 2 inputs. Interest expense for the fiscal year ended January 31, 2023 was $127 and is included in interest expense in the consolidated statement of operations.

Convertible Promissory Notes with C5

On December 30, 2022, the Company issued a secured convertible promissory note in the principal amount of $2,000 (the “Initial C5 Note”) to an affiliate of C5, which was amended and restated on January 11, 2023 (as amended and restated, the “Restated C5 Note”). On January 12, 2023, February 8, 2023, February 27, 2023, April 13, 2023, May 2, 2023, and May 8, 2023, the Company issued additional senior secured convertible promissory notes to affiliates of C5 (together with the Restated C5 Note, the “C5 Notes”) in principal amounts of $3,000, $4,000, $2,250, $595, $850, and $400, respectively. As of January 31, 2023, the Company had issued secured convertible promissory notes to C5 in the amount of $5,000. Each of the C5 Notes bear interest at an annual rate of 13.8% per annum from the date of issuance (or in the case of the Restated C5 Note, from the date of the Initial C5 Note), and are payable at scheduled maturity on June 30, 2023, subject to acceleration in certain circumstances. The C5 Notes, together with the Director Notes, rank senior in right of payment to any of the Company’s existing and future indebtedness for borrowed money. The Company’s obligations under the C5 Notes are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property, as governed by an Amended and Restated Security Agreement executed by C5 on January 4, 2023.

The C5 Notes provide C5 with the right, at any time on or after the date that is five calendar days prior to maturity, to convert all or any portion of the aggregate principal amount of the C5 Notes, together with any accrued and unpaid interest and any other unpaid amounts, into shares of the Company’s common stock, par value $0.0001 per share, at a conversion price of $2.00 per share. In the event that any shares of common stock are issued upon conversion of the C5 Notes, the Company has agreed to grant specified registration rights to C5.

This convertible feature has been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount of $63 which reduced the book value of the $5,000 C5 Notes outstanding at January 31, 2023 and increases prospectively the amount of interest expense to be recognized over the life of the C5 Notes. The proceeds received from the C5 Notes were used to fund general corporate and working capital needs.

As of January 31, 2023, the carrying value of the C5 Notes approximated fair value based on Level 2 inputs. Interest expense related to the C5 Notes for the fiscal year ended January 31, 2023 was $46. The Company also recognized interest expense of $8 related to the accretion of the debt discount created by the embedded conversion feature, which is included in interest expense in the consolidated statement of operations.

Debt Repayments

The following are scheduled principal repayments on debt, including convertible notes which can be settled in shares as of January 31, 2023, however the balances presented are classified as current in the consolidated balance sheet:

Fiscal year ending January 31,	Principal
2024	$20,140
2025	687
Total	$20,827

The Company had an accrued interest liability of $181 as of January 31, 2023 and no accrued interest liability as of January 31, 2022.
13.
Net Income (Loss) Per Share Attributable to Common Stockholders

The Company computes basic earnings (loss) per share (“EPS") by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted EPS is computed similarly to basic net earnings per shares, except that it reflects the effect of potential shares that would be issued if stock option awards, restricted stock units, convertible notes, warrants and preferred shares, to the extent issued, were converted into or exercised for common stock, to the extent dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders:

	Fiscal Year Ended January 31,
	2023	2022
Numerator: Net loss	$(111,010)	$(242,647)
Denominator: Basic and Diluted Weighted-average shares in computing net loss per share attributable to common stockholders	104,049	79,953
Net loss attributable to common stockholders—basic and diluted	$(1.07)	$(3.03)

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

	As of January 31, 2023	As of January 31, 2022
Shares of common stock issuable from stock options	530	1,317
Unvested RSUs	4,361	10,638
Convertible notes	3,873	—
Warrants	8,606	8,606
Potential common shares excluded from diluted net loss per share	17,370	20,561

14.
Related Party Transactions

Product, subscription and support revenue from Related Parties

Certain investors and companies who the Company is affiliated with purchased software, subscription and support revenue during the periods presented. The Company recognized $948 and $1,744 of revenue from contracts with related parties for the fiscal years ending January 31, 2023, and 2022, respectively. The corresponding receivable was $0 and $3,233 after the Company recorded an allowance for bad debt of $1,283 and $0 as of January 31, 2023, and 2022, respectively. During the year ended January 31, 2023, the Company recorded corresponding bad debt expense of $1,283 within general and administrative expenses on the consolidated statement of operations.

Secured Promissory Note Financings with Directors and C5

During the year ended January 31, 2023, the Company issued and sold $6,900 of Director Notes to related parties, and issued and sold $5,000 in C5 Notes. Refer to Note 12 for additional information.

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

The following table presents revenue by geographic location:

	Fiscal Year Ended January 31,
	2023	2022
United States	$23,099	$24,726
International	4,158	2,818
Total	$27,257	$27,544

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2023, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2023 due to the material weaknesses in our internal control over financial reporting described below.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of January 31, 2023, as a result of the material weaknesses described below.

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

Management determined that, as of January 31, 2022, we did not have a sufficient number of personnel with an appropriate degree of accounting and internal controls knowledge, experience, and training to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements, which resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, which constitutes a material weakness. This material weakness contributed to the following additional material weaknesses:

•
We did not design and maintain effective controls over the accounting for stock-based compensation modifications. This material weakness resulted in the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended October 31, 2021. The error was corrected within our Annual Report on Form 10-K, filed on May 2, 2022.
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

Management determined that these material weaknesses continued to exist as of January 31, 2023. These material weaknesses could result in a misstatement of substantially all accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

We have adopted the IronNet, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.ir.ironnet.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements.

The financial statements required by Item 15(a) are filed as part of this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules.

All schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.

(3) Exhibits.

		Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number
2.1	Agreement and Plan of Reorganization and Merger, dated March 15, 2021, by and among the registrant, LGL Systems Merger Sub Inc. and IronNet Cybersecurity, Inc.	S-4/A	333-256129	2.1	August 6, 2021
2.2	Amendment No. 1 to Agreement and Plan of Reorganization and Merger, dated August 6, 2021, by and among the registrant, LGL Systems Merger Sub Inc. and IronNet Cybersecurity, Inc.	S-4/A	333-256129	2.2	August 6, 2021
3.1	Amended and Restated Certificate of Incorporation of the registrant.	8-K	001-39125	3.1	September 1, 2021
3.2	Amended and Restated Bylaws of the registrant.	8-K	001-39125	3.2	September 1, 2021
4.1	Specimen Warrant Certificate	S-1/A	333-234124	4.3	October 21, 2019
4.2	Warrant Agreement Between Continental Stock Transfer & Trust Company and the registrant	8-K	001-39125	4.1	November 12, 2019
4.3	Senior Unsecured Convertible Note, dated September 15, 2022	8-K	001-39125	4.1	September 15, 2022
4.4	Form of Amended and Restated Secured Promissory Note	8-K	001-39125	99.1	January 4, 2023
4.5	Form of Amended and Restated Security Agreement	8-K	001-39125	99.2	January 4, 2023
4.6*	Description of Securities
10.1	Form of PIPE Subscription Agreement	8-K	001-39125	10.3	March 15, 2021
10.2	Amended and Restated Registration Rights Agreement	8-K	001-39125	10.2	September 1, 2021
10.3+	Form of Indemnification Agreement	S-4/A	333-256129	10.12	August 6, 2021
10.4+	IronNet Cybersecurity, Inc. 2014 Equity Incentive Plan, as amended to date	S-4/A	333-256129	10.9	August 6, 2021
10.5+	IronNet, Inc. 2021 Equity Incentive Plan	S-8	333-261158	99.2	November 18, 2021
10.6+	IronNet, Inc. 2021 Employee Stock Purchase Plan	S-4/A	333-256129	10.11	August 6, 2021
10.7+	Form of Stock Option Grant Package under IronNet, Inc. 2021 Equity Incentive Plan	S-8	333-261158	99.3	November 18, 2021
10.8+	Form of RSU Grant Package under IronNet, Inc. 2021 Equity Incentive Plan	S-8	333-261158	99.4	November 18, 2021
10.9+	Employment Agreement, dated May 8, 2019, by and between the registrant and GEN Keith Alexander	S-4/A	333-256129	10.13	August 6, 2021
10.10+	Employment Agreement, dated September 13, 2022, by and between the registrant and Cameron D. Pforr	10-Q	001-39125	10.6	May 2, 2023
10.11	Common Stock Purchase Agreement, dated February 11, 2022, by and between the registrant and Tumim Stone Capital LLC	8-K	001-39125	10.1	February 14, 2022
10.12	Registration Rights Agreement dated February 11, 2022, by and between the registrant and Tumim Stone Capital LLC	8-K	001-39125	4.1	February 14, 2022
10.13	Securities Purchase Agreement, dated September 14, 2022, by and between the registrant and 3i, LP	8-K	001-39125	10.1	September 15, 2022
10.14	Registration Rights Agreement, dated September 14, 2022, by and between the registrant and 3i, LP	8-K	001-39125	10.2	September 15, 2022
10.15+	Separation Agreement, dated as of September 15, 2022, by and between the registrant and James C. Gerber	8-K	001-39125	10.3	September 15, 2022
10.16+	Separation Agreement, dated as of September 30, 2022, by and between the registrant and William Welch	8-K	001-39125	10.1	October 4, 2022
10.17+	Separation Agreement, dated as of November 18, 2022, by and between the registrant and Donald Closser	8-K	001-39125	10.1	November 18, 2022
10.18*	Non-Employee Director Compensation Policy
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1^	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

*	Filed herewith.
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

IRONNET, INC.

Date:	May 16, 2023	By:	/s/ Cameron D. Pforr
Cameron D. Pforr
Chief Financial Officer
(On behalf of the Registrant)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints each of Keith B. Alexander, Cameron D. Pforr and S. Scott Alridge, and each or any one of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEN Keith B. Alexander (Ret.) GEN Keith B. Alexander (Ret.)	Chief Executive Officer, President and Chairman (Principal Executive Officer)	May 16, 2023
/s/ Cameron D. Pforr Cameron D. Pforr	Chief Financial Officer (Principal Financial and Accounting Officer)	May 16, 2023
/s/ Donald R. Dixon Donald R. Dixon	Director	May 16, 2023
/s/ Mary E. Gallagher Mary E. Gallagher	Director	May 16, 2023
/s/ GEN John M. Keane (Ret.) GEN John M. Keane (Ret.)	Director	May 16, 2023
/s/ Robert V. LaPenta Jr. Robert V. LaPenta Jr.	Director	May 16, 2023
/s/ VADM John M. McConnell (Ret.) VADM John M. McConnell (Ret.)	Director	May 16, 2023
/s/ Michael J. Rogers Michael J. Rogers	Director	May 16, 2023
/s/ Theodore E. Schlein Theodore E. Schlein	Director	May 16, 2023
/s/ VADM Jan E. Tighe (Ret.) VADM Jan E. Tighe (Ret.)	Director	May 16, 2023