Form 10-K/A
period 2023-01-31
IronNet, Inc.
filed 2024-01-31
CIK 1777946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
January 31
, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number
001-39125

IronNet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-4599446
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6 Waelchli Ave, #7395 Halethorpe, MD	21227
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (443)
300-6761
Securities registered pursuant to Section 12(g) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share
(Title of class)
Warrants to purchase common stock
(Title of class)

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
12b-2
of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting
common stock held by
non-affiliates,
based on the closing price of $0.17 per share on July 31, 2023, was approximately $
16,921,037
 million.
There were 121,506,784 shares of Common Stock, par value $0.0001 per share, outstanding as of January
31
, 2
024.

EXPLANATORY NOTE
As previously reported, on October 12, 2023, IronNet, Inc. (“IronNet” or the “Company”) and certain of its affiliates (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (such court, the “Bankruptcy Court” and such cases, the “Chapter 11 Cases”). The Debtors and their subsidiaries continue to operate their businesses as

“debtors-in-possession”

under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 Cases are jointly administered under the caption In re IronNet, Inc. et al., Case

No. 23-11710

(Bankr. D. Del. 2023). On January 18, 2024, the Bankruptcy Court confirmed and approved the

Amended Joint Chapter 11 Plan of Reorganization of IronNet, Inc. and its Debtor Affiliates under Chapter 11 of the Bankruptcy Code

(the “Plan”).
The Debtors expect that the effective date of the Plan (the “Effective Date”) will occur as soon as all conditions precedent to the Plan have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Plan will become effective. Bankruptcy Court filings and further information about the Chapter 11 Cases can be found at a website maintained by the Company’s claims agent, Stretto, Inc., at https://cases.stretto.com/ironnet. The information on this web site is not incorporated by reference into, and does not constitute part of, this Amendment No. 1 to Annual Report on Form

10-K

for the fiscal year ended January 31, 2023.
The Company is filing this Amendment No. 1 to its Annual Report on Form

10-K

for the fiscal year ended January 31, 2023 (the “Amendment”), as filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2023 (the “Original Filing”), solely for the purposes of amending and supplementing Part III of the Annual Report on Form

10-K

for the fiscal year ended January 31, 2023. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form

10-K.

In addition, as required by Rule

12b-15

promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation

S-K,

paragraphs 3, 4, and 5 of the certifications have been omitted. Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 are not included, as no financial statements are being filed with this Amendment.
No other changes have been made to the Original Filing other than those described above. This Amendment does not reflect subsequent events occurring after the filing date of the Original Filing or modify or update in any way the financial statements, consents or any other items or disclosures made in the Original Filing in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the filing of the Original Filing.
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
Unless the context indicates otherwise, references in this Amendment to “IronNet,” “we,” “us,” “our”, the “Company” and similar terms refer to IronNet, Inc. (f/k/a LGL Systems Acquisition Corp.) and its consolidated subsidiaries (including Legacy IronNet). References to “LGL” refer to the predecessor company prior to the consummation of the Business Combination.

Cautionary Statement Regarding Forward-Looking Statements
This report contains certain statements that may be considered forward-looking statements, including statements with respect to the Company’s pursuit of bankruptcy protection. Forward-looking statements generally relate to future events and can be identified by terminology such as “may,” “should,” “could,” “might,” “plan,” “possible,” “strive,” “budget,” “expect,” “intend,” “will,” “estimate,” “believe,” “predict,” “potential,” “pursue,” “aim,” “goal,” “mission,” “anticipate” or “continue,” or the negatives of these terms or variations of them or similar terminology. Such forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These forward-looking statements are based upon estimates and assumptions that, while considered reasonable by the Company and its management, are inherently uncertain. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain risks and other factors, which could include the following: risks and uncertainties relating to the Company’s Chapter 11 Cases, including but not limited to, the Company’s ability to satisfy all conditions precedent to the effectiveness of the Plan, to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases, the effects of the Chapter 11 Cases on the Company and on the interests of various constituents, Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Company will operate under the Chapter 11 Cases, risks associated with any third-party motions in the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on the Company’s liquidity or results of operations and increased legal and other professional costs necessary to execute the Company’s reorganization; the conditions to which the Company’s cash collateral is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of the Company’s control; the consequences of the acceleration of the Company’s debt obligations and the trading price and volatility of the Company’s common stock, and the risks and uncertainties set forth in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Quarterly Report on Form

10-Q

for the fiscal quarter ended October 31, 2023, and other documents filed by the Company from time to time with the SEC. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements other than as required by applicable law. The Company does not give any assurance that it will achieve its expectations.

IronNet, Inc.

FORM 10-K/A

Amendment No. 1

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, DIRECTORS AND FORMER DIRECTORS

The following table sets forth the names, ages and positions of our executive officers and directors (ages as of January 31, 2024):

Name	Age	Position(s)
GEN Keith B. Alexander (Ret.)	72	Chairman
Linda Zecher-Higgins	71	Chief Executive Officer
Cameron D. Pforr	59	President and Chief Financial Officer
Donald R. Dixon	76	Director
Theodore E. Schlein	60	Director
VADM Jan E. Tighe (Ret.)	61	Director
VADM John M. McConnell (Ret.)	80	Director
GEN John M. Keane (Ret.)	80	Director

Former Directors
Hon. Michael J. Rogers	60	Former Director
Robert “Rob” LaPenta Jr.	55	Former Director
Mary E. Gallagher	58	Former Director

EXECUTIVE OFFICERS

GEN Keith B. Alexander (Ret.) founded Legacy IronNet in 2014 and has served as the chairman of its board of directors since inception. He served as Legacy IronNet’s chief executive officer until February 2019 and as its co-chief executive officer until 2022, serving as IronNet’s chief executive officer thereafter, becoming president, co-chief executive officer and chairman of our company upon the closing of the Business Combination until July 2023, after which time he continued to serve as chairman of our company. GEN Alexander served as the Commander of U.S. Cyber Command from 2010 to 2014 and was Director of the NSA and Chief of the Central Security Service from 2005 to 2014. He also served as a Deputy Chief of Staff for Intelligence, Department of the Army; Commanding General of the U.S. Army Intelligence and Security Command; Director of Intelligence for United States Central Command; and Deputy Director for Requirements, Capabilities, Assessments and Doctrine for the Joint Chiefs of Staff. He has served as a director of Amazon.com, Inc. since September 2020, previously served as a director of CSRA, Inc., an information technology provider to the U.S. government, from 2015 until its acquisition by General Dynamics Corporation in April 2018, and has served as a director of Defense Prime Inc. since July 2023. GEN Alexander holds a B.S. degree from the United States Military Academy and an M.S. degree in Business Administration and Management from Boston University.

Linda Zecher-Higgins has served as IronNet’s chief executive officer since July 2023. Ms. Zecher-Higgins is the Chief Executive Officer and Managing Partner of the Barkley Group, a consulting firm focused on cybersecurity and digital transformation, and has served in this capacity since January 2017. Ms. Zecher-Higgins has served as the President and Chief Executive Officer, and a member of the Board of Directors, of Houghton Mifflin Harcourt Company, from 2011 to 2016. Prior to that, she was Corporate Vice President, Worldwide Public Sector of Microsoft Corporation from 2003 to 2011. Ms. Zecher-Higgins has served on the board of directors of Hasbro, Inc. since 2014, Tenable Holdings Inc. since August 2019, and C5 Acquisition Corp since January 2022. Ms. Zecher-Higgins received a B.S. in Earth Science from Ohio State University.

Cameron D. Pforr has served as IronNet’s chief financial officer since September 2022. On July 11, 2023, Mr. Pforr was appointed as IronNet’s president. Prior to joining our company, he served as President of Fidelis Cybersecurity, a cybersecurity company, a position he held since March 2022 after having previously served as Fidelis’s Chief Financial Officer from April 2020 to March 2022. From 2016 to April 2020, Mr. Pforr served as Vice President of Strategy and Corporate Development at Jenzabar, a provider of information technology services and consulting for the higher education industry. He previously held senior management roles at Permabit Technology Corporation, a software company later acquired by Red Hat, Inc., and WhipTail Technologies, Inc., a data storage array company that was acquired by Cisco

Systems. Earlier in his career, Mr. Pforr was an investment banker with Revolution Partners and Deutsche Bank Securities and a consultant with Bain and Company. Prior to his business career, Mr. Pforr served as a Foreign Service Officer for the U.S. Department of State and an analyst for the U.S. Department of Defense. Mr. Pforr received a B.S. in Computer Science from the College of William and Mary, an M.A. in International Studies from the University of Pennsylvania, and an M.B.A. from the University of Pennsylvania’s Wharton School.

NON-EMPLOYEE DIRECTORS

Donald R. Dixon served as a member of Legacy IronNet’s board of directors since May 2015 and became a director of our company upon the closing of the Business Combination. In 2015, he co-founded, and has since served as the managing director of, ForgePoint Capital, an investment firm focused on cybersecurity. In 1993, he co-founded, and has since served as managing director of, Trident Capital, a venture capital fund. From 1988 to 1993, Mr. Dixon was co-president of Partech International, a private equity fund manager associated with Banque Paribas. From 1983 to 1988, he was managing director of Alex. Brown & Sons, an investment banking firm. Earlier in his career, Mr. Dixon was a vice president of Morgan Stanley & Co. and a senior account officer at Citibank, N.A. Mr. Dixon serves on the board of directors of Amprius Technologies, Inc. and within the past five years has served on the boards of directors of the publicly held companies Qualys, Inc. and Top Image Systems Ltd. In addition to IronNet, he serves as a director of several privately held companies. Mr. Dixon holds a B.S.E. degree in mechanical and aerospace engineering from Princeton University and an M.B.A. degree from Stanford Graduate School of Business. Mr. Dixon is a member of the advisory board of the Princeton School of Engineering and Applied Sciences and the Harvard Kennedy School Center for Public Leadership. He is also a director of Business Executives for National Security and a member of the Aspen Institute’s Cybersecurity Group, a cross-sector public-private cybersecurity forum. Previously, Mr. Dixon was an advisory board member of the Naval Postgraduate School in Monterrey, California.

Theodore E. Schlein served as a member of Legacy IronNet’s board of directors since October 2015 and became a director of our company upon the closing of the Business Combination. He has served as a general partner of Kleiner Perkins, a venture capital firm, since 1996. From 1986 to 1996, Mr. Schlein served in various executive positions at Symantec Corporation, a provider of internet security technology and business management technology solutions, including as Vice President of Enterprise Products. He currently serves on the board of directors of the publicly held company Chegg, Inc. and on the boards of directors of a number of privately held companies. Within the past five years, he served on the board of directors of the publicly held company Jive Software, Inc. Mr. Schlein holds a B.A. degree in Economics from the University of Pennsylvania.

VADM Jan E. Tighe (Ret.) served as a member of Legacy IronNet’s board of directors since August 2019 and became a director of our company upon the closing of the Business Combination. In 2018, she retired from the U.S. Navy as a vice admiral after 38 years of service, including leadership roles in the Navy and for the National Security Agency. From 2016 to 2018, she served as the Deputy Chief of Naval Operations for Information Warfare and Director of U.S. Naval Intelligence. VADM Tighe also had prior leadership positions in U.S. Cyber Command, commanded the Navy’s Fleet Cyber Command, and served as President of the Naval Postgraduate School. A graduate of the U.S. Naval Academy and the Naval Postgraduate School, she holds a B.S. degree in mathematics, an M.S. degree in applied mathematics and a Ph.D. degree in electrical engineering. She has been a Governance Fellow of the National Association of Corporate Directors (NACD) since August 2018 and in September 2021 became NACD Directorship Certified™. VADM Tighe serves on the boards of directors of The Goldman Sachs Group, Inc., General Motors Company and Huntsman Corporation. She also serves on the board of trustees of The MITRE Corporation. Within the past five years, she served on the board of directors of the publicly held company The Progressive Corporation.

VADM John M. “Mike” McConnell (Ret.) served as a member of Legacy IronNet’s board of directors since May 2015 and became a director of our company upon the closing of the Business Combination. In 1996, he retired from the U.S. Navy as a vice admiral after 29 years of service, including 26 as a career intelligence officer. From 1992 to 1996, while on active duty, he served as the Director of the National Security Agency. Following his retirement from the Navy, he served as executive vice president and vice chairman of Booz Allen Hamilton Holding Corp. until his retirement from those positions in 2014. From 2007 to 2009, VADM McConnell served in the Cabinet-level position of U.S. Director of National Intelligence. He currently serves as the executive director of the Florida Center for Cybersecurity, hosted by the University of South Florida to promote cybersecurity education and research. He holds a B.A. degree in economics from Furman University and an M.P.A. degree from George Washington University and is a graduate of the National Defense University and the National Defense Intelligence College.

GEN John M. “Jack” Keane (Ret.) served as a member of our Legacy IronNet’s board of directors since May 2015 and became a director of our company upon the closing of the Business Combination. He has served as the chairman of the Institute for the Study of War since 2007 and as president of GSI, LLC, a consulting firm, since 2004. Prior to retiring from a 37-year career in the U.S. Army at the rank of General, GEN Keane served as its vice chief of staff from 1999 to 2003. From 2009 to 2012, he was venture partner of SCP Partners, a venture capital firm. GEN Keane holds a B.S. degree in accounting from Fordham University and a master’s degree in philosophy from Western Kentucky University.

FORMER DIRECTORS

Hon. Michael J. Rogers served as a member of Legacy IronNet’s board of directors since May 2015 and became a director of our company upon the closing of the Business Combination until his resignation on July 20, 2023. He has served on the board of trustees of The MITRE Corporation, a not-for-profit organization that operates federally funded research and development centers and public-private partnerships, since 2016 and as its vice chairman since 2018. A national security commentator, Mr. Rogers represented Michigan’s 8th Congressional District in the U.S. House of Representatives from 2001 to 2015, where has sat on the Energy and Commerce Committee and chaired the House Permanent Select Committee on Intelligence. Mr. Rogers previously served as an Army Officer and FBI Special Agent. In addition to serving on our Board, he currently serves on the board of directors for IAP and Constella Intelligence, the board of advisors for Telefonica, NS2 and D-Wave, and the board of trustees for the Atlantic Council and the Center for the Study of the Presidency and Congress. He is also a Senior Fellow at Harvard University. Mr. Rogers holds a bachelor’s degree in criminal justice and sociology from Adrian College.

Robert V. “Rob” LaPenta Jr. served as a member of our Board since the consummation of the Business Combination until his resignation on September 1, 2023. Between March 2021 and the consummation of the Business Combination, Mr. LaPenta served as the Co-Chief Executive Officer and Chief Financial Officer of LGL. Prior to that, he served as LGL’s Executive Vice President and Chief Financial Officer from September 2019 to March 2021. Mr. LaPenta has an extensive career spanning over 25 years in finance, accounting, consulting, capital markets origination, equity trading, asset allocation and mergers and acquisitions and has been active in transaction sourcing, processing and execution. Mr. LaPenta began his career as a Senior Associate at Coopers & Lybrand as a CPA responsible for managing audits, consulting, M&A due diligence and special project engagements for multiple clients in various industries. He was Managing Director and Co-head of Equity Trading at Bank of America Securities, LLC where he managed the firm’s equity capital commitment, proprietary trading, secondary offerings and risk management within cash trading. In 2007, Mr. LaPenta joined L-1 Identity Solutions, Inc. as Vice President of Mergers and Acquisitions and Corporate Strategy. Following the sale of L-1, Mr. LaPenta became a Partner of Aston Capital an alternative asset management firm of the LaPenta family office and co-founded the Boundary Group, an investment partnership focused on private investments in the aerospace, defense, and intelligence markets. In addition to currently serving as a director of M-tron Industries, Inc., a publicly held company, Mr. LaPenta previously served within the past five years on the boards of directors of the public companies the LGL Group, Inc. and TherapeuticsMD Inc. Mr. LaPenta graduated from Boston College with a Bachelor’s degree in Accounting and Finance and has been a registered CPA (inactive) in the State of New York.

Mary E. Gallagher served as a member of our Board since the consummation of the Business Combination until her resignation on August 31, 2023. Between September 2019 and the consummation of the Business Combination, Ms. Gallagher served as a member of the board of directors and as chair of the audit committee of LGL. From 2016 to 2018, Ms. Gallagher served as chief financial officer of Wheels Up, a membership-based private aviation company. From 2004 to 2016, Ms. Gallagher held several executive financial roles with United Technologies Corporation (now Raytheon Company), a global leader in aerospace and building technologies, most recently serving as chief financial officer of Sikorsky Aircraft from 2013 to 2016. From 1996 to 2004, Ms. Gallagher served as vice president, controller and chief accounting officer of Olin Corporation, a global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Ms. Gallagher previously served with the accounting firm KPMG in various positions in the audit, mergers/acquisitions, consulting and training groups. Ms. Gallagher is also a director and chair of the audit committee of the publicly held company American Outdoor Brands, Inc. and of the KKR portfolio company Novaria Group. Since April 2021, Ms. Gallagher has served as a member of the board of directors of Leonardo DRS, a military contractor subsidiary of Leonardo S.p.A., an Italian aerospace company listed on the Milan Stock Exchange. Ms. Gallagher holds a B.S. degree in accounting from the University of Vermont and an M.B.A. degree from the Massachusetts Institute of Technology. Ms. Gallagher is a Certified Public Accountant in the State of New York.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee our corporate accounting and financial reporting processes and audits of our financial statements. During the fiscal year ended January 31, 2023 (“Fiscal 2023“), the Audit Committee was composed of three directors: Ms. Gallagher, who served as chair, and Messrs. Dixon and Rogers. As noted above, Ms. Gallagher resigned as a director August 31, 2023 and Mr. Rogers resigned as a director on July 20, 2023.

The Board of Directors reviews the NYSE listing standards definition of independence for Audit Committee members on an annual basis and previously determined that all members of the Audit Committee were independent (as independence is currently defined in Section 303A.07(a) of the NYSE Listed Company Manual).

The Board of Directors also previously determined that Ms. Gallagher qualified as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Ms. Gallagher’s level of knowledge and experience based on a number of factors, including her formal education and experience as a chief financial officer for public reporting companies. As noted above, Ms. Gallagher resigned as a director August 31, 2023.

COMMUNICATIONS WITH THE BOARD

Stockholders wishing to communicate with our Board or an individual director may send a written communication to the Board or such director c/o IronNet, Inc., 6 Waelchli Ave, #7395, Halethorpe, MD 21227-9998, Attn: Secretary. The Secretary will review each communication. The Secretary will forward such communication to the Board or to any individual director to whom the communication is addressed unless the communication contains advertisements or solicitations or is unduly hostile, threatening or similarly inappropriate, in which case the Secretary shall discard the communication or inform the proper authorities, as may be appropriate.

CODE OF BUSINESS CONDUCT AND ETHICS

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

CORPORATE GOVERNANCE GUIDELINES

In connection with the Business Combination, our Board documented the governance practices followed by us by adopting Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection including diversity, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of the Board, may be viewed at www.ir.ironnet.com.

HEDGING POLICY

Our Board has adopted an insider trading policy, which prohibits hedging or monetization transactions with respect to our common stock, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars, and exchange funds. In addition, our insider trading policy prohibits trading in derivative securities related to our common stock, which include publicly traded call and put options, engaging in short selling of our common stock, purchasing our common stock on margin or holding it in a margin account and pledging our shares as collateral for a loan.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires a public company’s directors and executive officers, and persons who own more than ten percent of a registered class of the company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports filed on the SEC’s EDGAR system and written representations that no other reports were required, during Fiscal 2023, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with except for one report, each reporting one transaction, filed one day late by each of Messrs. Gerber, Welch and Closser.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the total compensation earned by our named executive officers for our fiscal years ended January 31, 2023 and 2022:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
GEN Keith B. Alexander (Ret.)	2023	226,667	—		—	—	13,856	240,523
Chairman, President and Chief Executive Officer(6)	2022	360,000	—		—	—	15,544	375,544
Cameron D. Pforr	2023	156,602	—		2,220,000	—	473	2,377,075
Chief Financial Officer(4)	2022
William E. Welch	2023	240,000	—		14,840,000	—	3,463,934	18,543,934
Former Co-Chief Executive Officer	2022	360,000	—		—	—	11,192	371,192
James C. Gerber	2023	212,500	—		1,461,600	—	283,801	1,957,901
Former Chief Financial Officer	2022	340,000	125,000	(5)	695,673	—	12,183	1,172,856
Donald Closser	2023	265,058	—		—	—	429,191	694,249
Former Chief Product Officer	2022	330,000	—		627,671	—	11,152	968,823

(1)

The amounts in this column reflect the aggregate grant date fair value of restricted stock units, or RSUs, granted in the applicable year, computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 718 for stock-based compensation transactions.

(2)	The amounts in this column reflect cash incentive bonuses earned under our bonus plan during the respective year and paid during the first quarter of the following year.
(3)	Amounts in this column consist primarily of 401(k) plan matching contributions.

a)

For Mr. Welch, amounts for fiscal 2023 also include (a) severance payments of $560,000, in the form of acceleration of unvested RSU shares (b) post-termination benefit payments in the amount of $13,526, and (c) $2,893,846, representing the value of acceleration of vesting of restricted stock units to the date of termination.

b)

For Mr. Gerber, amounts for fiscal 2023 also include (a) cash severance payments of $170,000, and (b) $104,311, representing the value of acceleration of vesting of restricted stock units to the date of termination.

c)

For Mr. Closser, amounts for fiscal 2023 also include (a) severance payments of $165,000, in the form of acceleration of unvested RSU shares (259,027 shares), (b) post-termination benefit payments in the amount of $9,935, and (c) 254,079, representing the value of acceleration of vesting of restricted stock units to the date of termination (398,868 shares).

(4)	Mr. Pforr’s employment began on September 14, 2022. On July 11, 2023, Mr. Pforr was appointed as President of the Company.
(5)	Amount represents a discretionary bonus paid upon the closing of the Business Combination.
(6)	On July 11, 2023, GEN Alexander resigned as the Company’s Chief Executive Officer and President.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the equity-based awards held by the named executive officers that were outstanding on January 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Note Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (2)
William E. Welch
James C. Gerber	63,165		0.58	4/23/2027
Donald Closser
Cameron Pforr					1,000,000	400,000

(1)	The expiration date of each stock option is ten years from the date of grant.
(2)	The market value amount is calculated based on the closing price of our common stock of $3.41 on January 31, 2022.

EMERGING GROWTH COMPANY STATUS

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (JOBS) Act of 2012. As an emerging growth company, we are exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our President and Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

401(K) PLAN

We provide a retirement savings plan for the benefit of our employees, including our named executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). The 401(k) plan provides that each participant may contribute up to an annual statutory limit. Participants who are at least 50 years old can also contribute additional amounts based on statutory limits for “catch-up” contributions. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. We also fully match employee contributions up to the first 4% of salary, which amounts are fully vested.

OTHER EMPLOYEE BENEFITS

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees.

We generally have not provided perquisites or personal benefits except in limited circumstances, and we did not provide any perquisites or personal benefits to our named executive officers during Fiscal 2023.

EMPLOYMENT AGREEMENTS

Below are descriptions of the employment agreements with our named executive officers. Each of our named executive officers is an at-will employee.

Employment Agreement with General Keith Alexander (Ret.)

We entered into an employment agreement with General Keith Alexander (Ret.), effective as of May 8, 2019. This agreement governed the terms of GEN Alexander’s employment with us prior to his resignation as Chief Executive Officer and President. Pursuant to the agreement, GEN Alexander received an annual base salary of $360,000 and was eligible to receive an annual cash bonus of $200,000, payable based on the achievement of performance goals as established by us or a bonus agreement to be developed by us and GEN Alexander. GEN Alexander was also eligible for standard benefits such as paid time off, for reimbursement of business expenses, and to participate in employee benefit plans and programs.

Pursuant to GEN Alexander’s employment agreement, if GEN Alexander’s employment was terminated by us, absent a “Change in Control,” without “Cause” or by GEN Alexander for “Good Reason” (such terms as defined in the employment agreement), and subject to his delivery to us of a general release of claims, he would receive the following severance benefits: (a) a single lump sum payment equal to his then-current full annual base salary and full annual incentive bonus, (b) payment of the premiums necessary to continue health insurance coverage for himself under our group health plans pursuant to COBRA or similar state insurance laws, for up to 12 months, and (c) accelerated vesting of the then-unvested portion of each of his outstanding time-based RSU grants, provided that the number of RSUs that shall be accelerated under these circumstances will equal the lesser of (i) 50% of the original number of RSUs granted, or (ii) the total number of outstanding unvested RSUs. In the event that GEN Alexander’s employment was terminated by us without “Cause” or by GEN Alexander for “Good Reason,” in either case, within 6 months prior to or 12 months following a “Change in Control,” and subject to his delivery to us of a general release of claims, he would receive the following severance benefits: (a) a single lump sum payment equal to his then-current full annual base salary and full annual incentive bonus, (b) payment of the premiums necessary to continue health insurance coverage for himself under our group health plans pursuant to COBRA or similar state insurance laws, for up to 12 months, and (c) accelerated vesting of the then-unvested portion of each of his outstanding time-based and performance-based RSU grants, which shall be deemed to have been satisfied in full effective as of GEN Alexander’s date of termination.

GEN Alexander resigned as Chief Executive Officer on July 11, 2023. He continues to serve as Chairman of the Board of Directors.

Employment Agreement with William Welch

We entered into an employment agreement with William Welch, our former Co-Chief Executive Officer, effective as of February 7, 2019. This agreement governed the terms of Mr. Welch’s employment with us. Pursuant to the agreement, Mr. Welch received an annual base salary of $360,000 and was eligible to receive an annual cash bonus of $200,000, payable based on the achievement of performance goals as established by us or a bonus agreement to be developed by us and Mr. Welch. Mr. Welch was also eligible for standard benefits such as paid time off, for reimbursement of business expenses, and to participate in employee benefit plans and programs.

Pursuant to Mr. Welch’s employment agreement, if Mr. Welch’s employment was terminated by us, absent a “Change in Control,” without “Cause” or by Mr. Welch for “Good Reason” (such terms as defined in the employment agreement), and subject to his delivery to us of a general release of claims, he would have received the following severance benefits: (a) a single lump sum payment equal to his then-current full annual base salary and full annual incentive bonus, (b) payment of the premiums necessary to continue health insurance coverage for himself under our group health plans pursuant to COBRA or similar state insurance laws, for up to 12 months, and (c) accelerated vesting of the then-unvested portion of each of his outstanding time-based RSU grants, provided that the number of RSUs that would have been accelerated under these circumstances would equal the lesser of (i) 50% of the original number of RSUs granted, or (ii) the total number of outstanding unvested RSUs. In the event that Mr. Welch’s employment was terminated by us without “Cause” or by Mr. Welch for “Good Reason,” in either case, within 6 months prior to or 12 months following a “Change in Control,” and subject to his delivery to us of a general release of claims, he would have received the following severance benefits: (a) a single lump sum payment equal to his then-current full annual base salary and full annual incentive bonus, (b) payment of the premiums necessary to continue health insurance coverage for himself under our group health plans pursuant to COBRA or similar state insurance laws, for up to 12 months, and (c) accelerated vesting of the then-unvested portion of each of his outstanding time-based and performance-based RSU grants, which would have been deemed to have been satisfied in full effective as of Mr. Welch’s date of termination.

Mr. Welch’s separation date with the company was effective September 30, 2022.

Employment Agreement with James Gerber

We entered into an employment agreement with James Gerber, our former Chief Financial Officer, effective as of September 6, 2019. This agreement governed the terms of Mr. Gerber’s employment with us. Pursuant to the agreement, Mr. Gerber received an annual base salary of $340,000 and was eligible to receive a quarterly bonus of up to 20% of Mr. Gerber’s quarterly base salary rate, payable based on the achievement of performance goals as established by us. Mr. Gerber was also eligible for standard benefits such as paid time off, for reimbursement of business expenses, and to participate in employee benefit plans and programs.

Pursuant to Mr. Gerber’s employment agreement, if Mr. Gerber’s employment was terminated by us for any other reason than for “Cause” or if Mr. Gerber resigned for “Good Reason” (such terms as defined in the employment agreement), and subject to his delivery to us of a general release of claims, he would have received the following severance benefits: (a) a single lump sum cash payment of the sum of his then-current annual base salary for 6 months and his prorated quarterly bonus based on the portion of time he worked during the quarter in which the termination occurred and (b) payment of the premiums necessary to continue health insurance coverage for himself under our group health plans pursuant to COBRA or similar state insurance laws, for up to 6 months. In the event that Mr. Gerber’s employment was terminated by us without “Cause” or if Mr. Gerber resigned for “Good Reason” within 12 months following a “Change in Control” (as defined in the employment agreement), and subject to his delivery to us of a general release of claims, he would have received the following severance benefits: (a) continuing payments of his then- current full annual base salary and full annual bonus for 12 months, (b) payment of the premiums necessary to continue health insurance coverage for himself under our group health plans pursuant to COBRA or similar state insurance laws, for up to 12 months, and (c) full accelerated vesting of the then-unvested portion of each of his outstanding option and RSU grants.

Mr. Gerber’s separation date with the company was effective September 15, 2022.

Employment Agreement with Donald Closser

We entered into an employment agreement with Donald Closser, our former Chief Product Officer, effective as of September 19, 2019. This agreement governed the terms of Mr. Closser’s employment with us. Pursuant to the agreement, Mr. Closser received an annual base salary of $330,000 and was eligible to receive a quarterly bonus of up to 20% of Mr. Closser’s quarterly base salary rate, payable based on the achievement of performance goals as established by us. Mr. Closser was also eligible for standard benefits such as paid time off, for reimbursement of business expenses, and to participate in employee benefit plans and programs.

Pursuant to Mr. Closser’s employment agreement, if Mr. Closser’s employment was terminated by us for any other reason than for “Cause” or if Mr. Closser resigned for “Good Reason” (such terms as defined in the employment agreement), and subject to his delivery to us of a general release of claims, he would have received the following severance benefits: (a) a single lump sum cash payment of the sum of his then-current annual base salary for 6 months and his prorated quarterly bonus based on the portion of time he worked during the quarter in which the termination occurred and (b) payment of the premiums necessary to continue health insurance coverage for himself under our group health plans pursuant to COBRA or similar state insurance laws, for up to 6 months. In the event that Mr. Closser’s employment was terminated by us without “Cause” or if Mr. Closser resigned for “Good Reason” within 12 months following a “Change in Control” (as defined in the employment agreement), and subject to his delivery to us of a general release of claims, he would have received the following severance benefits: (a) continuing payments of his then-current full annual base salary and full annual bonus for 12 months, (b) payment of the premiums necessary to continue health insurance coverage for himself under our group health plans pursuant to COBRA or similar state insurance laws, for up to 12 months, and (c) full accelerated vesting of the then-unvested portion of each of his outstanding option and RSU grants.

Mr. Closser’s separation date with the company was effective November 18, 2022.

Employment Agreement with Cameron D. Pforr

We entered into an employment agreement with Cameron D. Pforr, effective as of September 13, 2022. This agreement governs the current terms of Mr. Pforr’s employment with us. Pursuant to which he will receive an annual base salary of $350,000 and will be eligible to receive an annual cash performance bonus with an initial target bonus percentage equal to 30% of his base salary. Mr. Pforr will also be entitled to reimbursement of certain business and travel expenses, and will be eligible to participate in the Company’s employee benefit plans, policies and arrangements that are applicable to its other executive officers.

Pursuant to Mr. Pforr’s employment agreement, if Mr. Pforr’s employment is terminated without cause or he resigns for good reason (each as defined in the employment agreement), other than in connection with a change in control, he will be entitled to receive (i) continuation of his base salary for six (6) months, less applicable withholdings and deductions, (ii) if the termination or resignation occurs after the completion of the Company’s fiscal year, his bonus for the completed year based on actual achievement, (iii) six (6) months acceleration of the vesting of his outstanding equity awards, and (iv) payment or reimbursement of COBRA premiums for six (6) months or, if earlier, the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment. If Mr. Pforr’s employment is terminated without cause or he resigns for good reason during the three (3) months before or twelve (12) months after the effective date of a change of control (as defined in the employment agreement), he will be eligible to receive (i) a lump sum cash payment equal to twelve (12) months of his base salary, less applicable withholdings and deductions, (ii) 100% of his target cash bonus for the year in which termination occurs, (iii) full acceleration of the vesting of all of his outstanding equity awards, and (iv) payment or reimbursement of COBRA premiums for twelve (12) months or, if earlier, the date when he becomes eligible for substantially equivalent health insurance coverage in connection with new employment.

NON-EMPLOYEE DIRECTOR COMPENSATION

Director Compensation Table for Fiscal 2023

The following table sets forth information regarding the compensation earned for service on our Board during Fiscal 2023. GEN Alexander is also a member of our Board, and Mr. Welch was a member of our board until September 2022, but they did not receive any additional compensation for service as a director during the fiscal year. Their compensation as executive officers is set forth above under “Summary Compensation Table.”

Name	Cash ($) Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Donald R. Dixon	28,500	—	28,500
Mary E. Gallagher	38,375	—	38,375
GEN John M. Keane (Ret.)	25,125	—	25,125
Robert V. “Rob” LaPenta Jr.	41,324	—	41,324
VADM John M. McConnell (Ret.)	31,500	—	31,500
Hon. Michael J. Rogers	28,500	—	28,500
Theodore E. Schlein	32,574	—	32,574
VADM Jan E. Tighe (Ret.)	28,125	—	28,125

(1)	Each director waived further compensation for service on the Board as of October 2022.
(2)

This column reflects the aggregate grant date fair value of restricted stock units granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718, the basis for computing stock-based compensation in our consolidated financial statements. This calculation assumes that the director will perform the requisite service for the award to vest in full as required by SEC rules. The assumptions used in valuing options are described in Note 6 to our consolidated financial statements included in our annual report on Form 10-K for Fiscal 2023. These amounts do not reflect the actual economic value that will be realized by the director upon settlement of the restricted stock units or the sale of the common stock underlying such restricted stock units.

Non-Employee Director Compensation Policy

In September 2021, following the closing of the Business Combination, our Board approved the adoption of a non-employee director compensation policy (the “Policy”), with retroactive effect to the closing date of the Business Combination, that is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward directors who contribute to the long-term success of our company. Under the Policy, we pay our non-employee directors a cash retainer for service on our Board and for service on each committee on which the director is a member. The chairman of each committee receives higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our Board. Under the Policy, the fees paid to non-employee directors for service on the Board and for service on each committee of our Board on which the director is a member are as follows:

	Member Annual Fee	Chairman Additional Annual Fee
Board of Directors	$30,000	$20,000
Audit Committee	8,000	20,000
Compensation Committee	5,000	12,000
Nominating and Corporate Governance Committee	3,500	7,500

Each director waived further compensation for service on the Board as of October 2022.

Our Board also granted 24,000 RSUs to each of our non-employee directors who were serving immediately following the Business Combination. These RSUs are vesting in three annual installments which began on August 26, 2022.

Each new non-employee director who joins the Board will receive an initial RSU grant with a fair market value of $240,000 on the date of grant (the “Initial Grant”) upon his or her initial election or appointment to our Board. The RSUs subject to the Initial Grant will vest annually until all shares are vested on the third anniversary of the date of grant, subject to the non-employee director’s continued service as a director. Further, on the date of each annual meeting of stockholders, beginning with the 2022 Annual Meeting, each non-employee director that has served on our Board since at least the beginning of such fiscal year received a grant of RSUs having a fair market value of $180,000 on the date of grant (the “Annual Director Grant”). The RSUs subject to the Annual Director Grant will vest on the earlier of (i) the first anniversary of the date of grant, or (ii) the date of next annual meeting of stockholders, subject to the non-employee director’s continued service as a director as of the vesting date.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the aggregate information of our equity compensation plans in effect as of January 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by stockholders:
2014 Equity Incentive Plan(1)	17,748,003	$0.54	(2)	—
2021 Equity Incentive Plan	3,696,905	—	(3)	9,803,095	(4)
2021 Employee Stock Purchase Plan	—	—		2,700,000	(5)
Equity compensation plans not approved by stockholders	—	—		—
Total	21,444,908	$0.54		12,503,095

(1)	Following the adoption of the 2021 Equity Incentive Plan, no additional equity awards may be granted under the 2014 Equity Incentive Plan.
(2)

The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.

(3)	The only awards outstanding under the 2021 Equity Incentive Plan are RSUs, which have no exercise price.
(4)

The number of shares reserved for issuance automatically increases on February 1st of each fiscal year, through February 1, 2031, by an amount equal to 5.0% of the sum of (a) the total number of shares of the our common stock outstanding on January 31st of the immediately preceding fiscal year, plus (b) the number of shares of our common stock reserved for issuance under the 2021 Equity Incentive Plan as of January 31st of the immediately preceding fiscal year, but which have not yet been issued; provided, however, that the Board may act prior to February 1st of a given year to provide that the increase for such year will be a lesser number of shares of our common stock. Pursuant to the terms of the 2021 Equity Incentive Plan, the number of shares available under the plan was increased by 4,933,969 shares effective February 1, 2022.

(5)

The number of shares reserved for issuance under the 2021 ESPP will automatically increase on February 1st of each year, through February 1, 2031, by an amount equal to the lesser of (a) 1.0% of the total number of shares of our common stock outstanding on January 31st of the immediately preceding fiscal year, (b) 2,000,000 shares of our common stock, or (c) a lesser number of shares determined by the Board prior to the first day of any fiscal year. Pursuant to the terms of the 2021 ESPP, 888,763 shares were added to the reserve on February 1, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of January 31, 2024 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each director;

•	each of the executive officers named in the Summary Compensation Table as set forth in this Amendment; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security as of a specified date if he, she or it possesses sole or shared voting or investment power over that security as of that date, including options and warrants that are currently exercisable or exercisable within 60 days of that date, and restricted stock units that vest within 60 days of that date.

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The beneficial ownership percentages set forth in the table below are based on 121,506,784 shares of common stock issued and outstanding as of January 31, 2024, adjusted as required by rules promulgated by the SEC.

Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Common Stock Outstanding
5% or Greater Stockholders
3i, LP(2)	12,168,220	10.0%
Entities affiliated with ForgePoint(3)	10,100,057	8.3%
Entities affiliated with C5 Partners(4)	6,794,861	5.6%
Named Executive Officers and Directors
GEN Keith B. Alexander (Ret.)(5)	11,053,024	9.1%
Linda Zecher Higgins(6)	—	*
William E. Welch(7)	—	*
James C. Gerber(7)	—	*
Donald Closser(7)	—	*
Cameron D. Pforr	—	*
Donald R. Dixon(8)	10,788,669	8.9%
VADM John M. McConnell (Ret.)(9)	699,658	*
GEN John M. Keane (Ret.)(10)	699,658	*
Theodore E. Schlein(11)	6,462,285	5.3%
VADM Jan E. Tighe (Ret.)(12)	207,754	*
All current directors and executive officers as a group	29,911,048	24.6%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o IronNet, Inc., 6 Waelchli Ave, #7395, Halethorpe, MD 21227-9998.
(2)

Ownership amount reported based solely on the Schedule 13G filed by 3i, LP with the SEC on May 26, 2023. Includes (i) 2,139,640 shares of common stock held by 3i, LP and (ii) 10,028,580 shares of common stock underlying a convertible note held by 3i, LP. The conversion of the convertible note is subject to a beneficial ownership blocker. Due to this beneficial ownership blocker, 3i, LP is prohibited from converting the convertible note into shares of common stock if, as a result of such exercise, the holder, together with its affiliates and any persons acting as a group together with such holder or any of such affiliates, would beneficially own more than 9.99% of the total number of shares of Common Stock then issued and outstanding immediately after giving effect to the conversion. 3i, LP has the power to dispose of and the power to vote the shares of common stock beneficially owned by it, which power may be exercised by its manager, 3i Management LLC, which in turn is managed by Maier J. Tarlow. The principal business address for 3i, LP is 140 Broadway, 38th Floor, New York, NY 10005.

(3)

Includes (i) 52,869 shares of common stock held by ForgePoint Cyber Affiliates Fund I, L.P., (ii) 2,278,138 shares of common stock held by ForgePoint Cyber Co-Investors I, L.P., (iii) 758,760 shares of common stock held by ForgePoint Cyber Co-Investors I-B, L.P., (iv) 1,993,158 shares of common stock held by ForgePoint Cyber Co-Investors I-C, L.P., (v) 270,293 shares of common stock held by ForgePoint Cyber Co-Investors I-E, L.P., and (vi) 4,746,839 shares of common stock held by ForgePoint Cybersecurity Fund I, L.P. ((i) to (vi), inclusive, the “ForgePoint Funds”). Donald R. Dixon and Alberto Yepez are the managing members of ForgePoint Cybersecurity GP-1, LLC, which is the general partner of each of the ForgePoint Funds and exercise shared voting, investment and dispositive rights with respect to the shares of stock held by each of the ForgePoint Funds. The address for all entities and individuals affiliated with the ForgePoint Funds is 400 S El Camino Road, Suite 300, San Mateo, CA 94402.

(4)

Ownership amount based solely on the Schedule 13D/A (Amendment 7) filed by C5 Partners with the SEC on July 7, 2023 (the “C5 Schedule 13D/A”). Includes 6,794,861 shares that may be issuable pursuant to the C5 Notes (as defined below) which provide C5 Capital Limited (“C5”) with the right to convert all or any portion of the aggregate principal amount of the C5 Notes, together with any accrued and unpaid interest and any other unpaid amounts, into shares of our common stock at a conversion price of $2.00 per share. As of the date of the C5 Schedule 13D/A, C5 had $16.5 million in principal and accrued interest outstanding related to the C5 Notes. André Pienaar, William Kilmer and James Coats are the directors of C5 Investors General Partner Limited, which acts on behalf of C5 Investors LP, the sole manager of C5 is the investment manager of C5 Investors LP and exercises voting, investment and dispositive rights with respect to the shares of stock held by C5 Investors LLC. André Pienaar is the chief executive officer and a director of C5 Capital Limited together with William Kilmer. The address of the entities and individuals affiliated with C5 is 7 Vigo Street, London, W1S 3HF, UK.

(5)

Excludes shares of common stock held by trusts established by GEN Alexander, as (a) each such trust is an irrevocable trust, (b) neither GEN Alexander nor his spouse serve as trustee of any such trust, and (c) GEN Alexander does not otherwise exercise voting, investment or dispositive control over the shares of common stock held by the trusts.

(6)	Linda Zecher Higgins was appointed as Chief Executive Officer and as a director of the Company on June 11, 2023.
(7)	Each such person resigned during 2022.
(8)

Includes (i) the 10,100,057 shares held by the ForgePoint Funds as described in footnote (3) above, (ii) 100,000 shares of common stock held by The Dixon Revocable Trust, of which Mr. Dixon and his spouse are co-trustees, (iii) 512,438 shares of common stock held directly by Mr. Dixon, and (iv) 76,174 shares of common stock underlying restricted stock units.

(9)	Consists of (i) 644,528 shares of common stock and (ii) 55,130 shares of common stock issuable upon the settlement of restricted stock units.
(10)	Consists of (i) 623,484 shares of common stock and (ii) 76,174 shares of common stock issuable upon the settlement of restricted stock units.
(11)

Includes (i) 5,853,150 shares of common stock held by KPCB Digital Growth Fund II, LLC (“KPCB DGF II”), and (ii) 148,851 shares of common stock held by KPCB Digital Growth Founders Fund, LLC (“DGF II Founders,” together, the “Kleiner Funds”). The Kleiner Funds’ shares are held for convenience in the name of KPCB Holdings, Inc., as nominee, for the accounts of such individuals and entities. The managing member of the Kleiner Funds is KPCB DGF II Associates, LLC (“DGF II Associates”). Mr. Schlein, together with L. John Doerr and Mary Meeker, the managing members of DGF II Associates, exercise shared voting and dispositive control over the shares held by the Kleiner Funds. The principal business address for all entities and individuals affiliated with Kleiner Perkins Caufield & Byers is c/o Kleiner Perkins Caufield & Byers, LLC, 2750 Sand Hill Road, Menlo Park, CA 94025. Also includes 352,284 shares of common stock held by the Schlein Family Trust, of which Mr. Schlein is the trustee. Also consists of (i) the shares described in footnote (5) above, (ii) 284,110 shares of common stock, (iii) 76,174 shares of common stock issuable upon the settlement of restricted stock units and (iv) 100,000 shares of common stock held by the Schlein Family Trust, of which Mr. Schlein is the trustee.

(12)	Consists of (i) 131,580 shares of common stock and (ii) 76,174 shares of common stock issuable upon the settlement of restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our directors and named executive officers, which are described elsewhere in this proxy statement, below is a description of transactions since February 1, 2022 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

DIRECTOR LOANS

Between December 14, 2022 and December 16, 2022, we issued and sold senior secured promissory notes in an aggregate principal amount of $6.9 million (the “Initial Director Notes”) to a total of eight lenders, which included seven lenders who are either our directors or entities affiliated with our directors. Subsequently, on or about January 11, 2023, we and the holders of the Initial Director Notes agreed to amend and restate the Initial Director Notes to be substantially in the form to be issued to C5 (the “Director Notes”). This amendment and restatement occurred on January 11, 2023. On April 20, 2023, we issued and sold an additional Director Note in the amount of $0.3 million to the lender not affiliated with our directors and on May 15, 2023 we issued and sold an additional Director Note in the amount of $0.475 million to GEN Alexander. On June 30, 2023, the Company and the noteholders executed amendments to the Director Notes to extend the maturity dates thereof from June 30, 2023 to December 31, 2023. The Director Notes bear interest at a rate of 13.8% per annum from the respective dates of the Initial Director Notes, and the Director Notes are payable at scheduled maturity on June 30, 2023. The Company’s obligations under the Director Notes are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property.

On August 29, 2023, we issued secured promissory notes in an aggregate principal amount of $0.8 million (the “August 2023 Notes”) to VADM Jan E. Tighe (Ret.) and Donald R. Dixon, members of the Company’s board of directors. The August 2023 Notes provided that the principal amount thereof was only to be used as follows: first, to satisfy accrued and unpaid employee payroll-related obligations of the Company; second, to pay an amount not to exceed $0.1 million on account of employee, contractor or vendor expenses needed in the event the Company determined to prepare and file a bankruptcy proceeding; and third, to pay the premium for the Company’s director and officer tail insurance policy. The August 2023 Notes have a scheduled maturity date one year after issuance and bear interest at the rate of 13.8% per annum, payable at maturity. The Company’s obligations under the August 2023 Notes are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property.

On October 12, 2023, at the time of the filing of the Chapter 11 Cases, the aggregate principal amount of the various secured promissory notes and convertible secured promissory notes issued to the lenders described in this section (including the seven lenders who are either directors of the Company or affiliated with directors of the Company) totaled $8.475 million. We are in default under the Director Notes and the August 2023 Notes as a result of, among other things, our furlough of our employees and cessation of business operations on September 2, 2023 and our filing of the Chapter 11 Cases. In accordance with the Plan, the Director Notes and the August 2023 Notes will be exchanged for new common equity of the Company upon the effectiveness of the Plan.

INDEBTEDNESS TO C5 AND ITS AFFILIATES

Indebtedness Incurred Between December 2022 through Filing of Chapter 11 Cases

On December 30, 2022, we issued a senior secured convertible promissory note in the principal amount of $2.0 million (the “Initial C5 Note”) to affiliates of C5, a beneficial owner of more than 5% of the Company’s outstanding common stock, which was amended and restated on January 11, 2023 (as amended and restated, the “Restated C5 Note”). On January 12, 2023, February 8, 2023, February 27, 2023, April 13, 2023, May 2, 2023, and May 8, 2023, we issued additional senior secured convertible promissory notes to affiliates of C5 (together with the Restated C5 Note, the “C5 Notes”) in principal amounts of $3.0 million, $4.0 million, $2.25 million, $0.6 million, $0.9 million, and $0.4 million, respectively. Each of the C5 Notes bear interest at a rate of 13.8% per annum from the date of issuance (or in the case of the Restated C5 Note, from the date of the Initial C5 Note), and all such notes were payable at scheduled maturity on June 30, 2023, subject to acceleration in certain circumstances. On June 30, 2023, the Company and the noteholders executed amendments to these notes to extend the maturity dates thereof from June 30, 2023 to December 31, 2023. Our obligations under the Director Notes are secured by substantially all of our assets, excluding our intellectual property.

On July 11, 2023, the Letter Agreement (the “Letter Agreement”) executed on June 16, 2023 between the Company and C5 CC Ferrous, LLC, a Delaware limited Liability company (the “JV”), as amended on July 11, 2023, was deemed executed and delivered by the parties to the Letter Agreement in accordance with its terms. The JV is an affiliate of C5, a beneficial owner of more than 5% of the Company’s outstanding common stock and a holder of the various notes summarized above. Pursuant to the Letter Agreement, the JV had agreed to provide certain funding to the Company and the Company had agreed to take certain steps including with respect to the privatization of the Company and the de-listing from the public securities markets. The agreements and transactions contemplated by the Letter Agreement were not consummated as a result of the Chapter 11 Cases.

On July 11, 2023, the JV completed the first funding tranche pursuant to the Letter Agreement, and the Company issued a note in the original principal amount of $1.75 million to the JV, and an affiliate of C5 advanced an additional $0.3 million on August 31, 2023 (the “JV Notes”). The JV Notes bear interest at a rate of 12% per annum from the date of issuance, and have a maturity date 12 months after the issuance date of the Notes. The JV may elect to convert the outstanding principal amount of the JV Notes, and accrued and unpaid interest, into shares of the Company’s common at a conversion rate equal to 70% of the trading price of the Common Stock on the execution date of the applicable JV Notes.

On October 12, 2023, at the time of the filing of the Chapter 11 Cases, the aggregate principal amount of the various secured promissory notes and convertible secured promissory notes issued to affiliates of C5 totaled $15.475 million. We are in default under the C5 Notes and the JV Note as a result of, among other things, our furlough of our employees and cessation of business operations on September 2, 2023 and our filing of the Chapter 11 Cases. In accordance with the Plan, the C5 Notes and the JV Note will be exchanged for new common equity of the Company upon the effectiveness of the Plan.

DIP Facility Partially Funded by C5 and its Affiliates

In connection with the Chapter 11 Cases, on October 10, 2023, the Company and certain of its subsidiaries (the “Debtors”), and ITC Global Advisers LLC (“ITC GA”), and/or ITC GA’s designated affiliates and/or related funds or accounts, and such other lender parties that agreed from time to time to provide commitments to fund the DIP Facility (as defined below) (the “DIP Facility Lender”), entered into a binding term sheet for debtor-in-possession financing (the “Term Sheet”), which sets forth the principal terms of a superpriority, senior secured debtor-in-possession credit facility (the “DIP Facility”, the credit agreement evidencing the DIP Facility, the “DIP Credit Agreement” and, together with the other definitive documents governing the DIP Facility and the DIP order, collectively, the “DIP Documents”), pursuant to which the DIP Facility Lender would provide the Company with a senior (priming) secured and superpriority debtor-in-possession delayed-draw term loan credit facility (collectively, the “DIP Loans”). As of January 31, 2024, a total of $10,499,929 was funded under the DIP Facility. In accordance with the Plan, the indebtedness under the DIP Facility will be exchanged for new common equity of the Company upon the effectiveness of the Plan.

Post-Bankruptcy Financing Term Sheet Entered Into with Ferrous Investors LP, an Affiliate of C5

On January 17, 2024, IronNet Cybersecurity, Inc., a wholly-owned subsidiary of the Company (“IronNet Cybersecurity”) entered into a binding term sheet with Ferrous Investors LP, an affiliate of C5 (“Ferrous”), and ITC GA relating to the post-Chapter 11 Bankruptcy financing of IronNet Cybersecurity (the “Financing Term Sheet”). Ferrous is an affiliate of C5, a beneficial owner of more than 5% of the Company’s outstanding common stock and a holder of the various notes and other indebtedness summarized above. Pursuant to the Financing Term Sheet, following the effective date of the Plan, IronNet Cybersecurity will issue convertible notes for an aggregate investment up to $15,000,000 (the “Convertible Notes”). The Convertible Notes will have an interest rate of 6.00% per annum (payable quarterly in arrears in cash or 6.00% per annum payable quarterly in arrears in-kind, at the election of IronNet Cybersecurity. Unless earlier converted, the entire balance of the Convertible Notes will be due and payable 48 months after the initial closing. The holders of the Notes, including Ferrous, will have the option to convert all (but not less than all) of the Notes into shares of Series A preferred Stock to be issued by the Company. The proceeds of the Convertible Notes will be used to fund working capital and unsecured creditor claims following the Chapter 11 Cases, and to pay certain settlement amounts in connection with the Chapter 11 Cases. The Convertible Notes are guaranteed by the Company and certain of its other subsidiaries.

CUSTOMER RELATIONSHIP WITH C5 CAPITAL

Legacy IronNet entered into two software subscription agreements with C5. An entity affiliated with C5 Capital is a beneficial owner of more than five percent of our capital stock, and Andre Pienaar, the founder of C5 Capital, was a member of our board of directors and was also a director of Legacy IronNet. During the fiscal year ended January 31, 2022, we recognized an aggregate of $1.7 million of revenue in connection with these subscription agreements. As of January 31, 2022, accounts receivable due to us from C5 Capital were $3.2 million. During Fiscal 2023, we recognized an aggregate of $0.9 million of revenue in connection with these subscription agreements. As of January 31, 2023, accounts receivable due to us from C5 Capital were $0 million after we recorded an allowance for bad debt of $1.3 million. During the year ended January 31, 2023, we recorded corresponding bad debt expense of $1.3 million within general and administrative expenses on the consolidated statement of operations.

INDEMNIFICATION AGREEMENTS

Our certificate of incorporation contains provisions limiting the liability of our executive officers and directors, and our bylaws provide that we will indemnify each of our executive officers and directors to the fullest extent permitted under Delaware law.

We have entered into indemnification agreements with all of our directors and executive officers. The indemnification agreements provide that we will indemnify each of our directors, executive officers, and other key employees against any and all expenses incurred by such director, executive officer, or other key employee because of his or her status as one of our directors, executive officers, or other key employees, to the fullest extent permitted by Delaware law, our certificate of incorporation and our bylaws. In addition, the indemnification agreements provide that, to the fullest extent permitted by Delaware law, we will advance all expenses incurred by our directors, executive officers, and other key employees in connection with a legal proceeding involving his or her status as a director, executive officer, or key employee.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

See the section entitled “Executive Compensation” for information regarding compensation of our executive officers and directors.

RELATED PERSON TRANSACTIONS POLICY

Our Board has adopted a written related person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements, or relationships) in which we or our subsidiaries and any “related person,” directly or indirectly, are, were or will be participants.

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a beneficial owner of more than 5% of any class of our voting securities (including our common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a beneficial owner of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our Board) for review. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our audit committee takes into account the relevant available facts and circumstances, which may include, but are not limited to:

•	the risks, costs, and benefits to us;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as the committee determines in the good faith exercise of its discretion.

INDEPENDENCE OF THE BOARD OF DIRECTORS

To evaluate the independence of individual directors, the Board of Directors has elected to use the definition of independence as defined by the New York Stock Exchange. Consistent with these considerations, after review of information provided by each director concerning his or her background, employment and affiliations, and those of his or her family members, and relationships between such director, or his or her family members, and our company, our management and our independent auditors, the Board has affirmatively determined that none of the members of our Board, other than GEN Alexander and Ms. Zecher-Higgins, has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the members of our Board, other than other than GEN Alexander and Ms. Zecher-Higgins, is “independent” as that term is defined under the New York Stock Exchange listing standards.

In making these determinations, the Board considered the current and prior relationships that each non-employee director has with IronNet and all other facts and circumstances the Board deemed relevant in determining their independence including the beneficial ownership of securities of IronNet and the transactions described in the section titled “Certain Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
C
HANGE
IN
I
NDEPENDENT
R
EGISTERED
P
UBLIC
A
CCOUNTING
F
IRM
Dismissal of Marcum LLP
As previously disclosed, in connection with the closing of the Business Combination on August 26, 2021, Marcum LLP (“Marcum”), was dismissed as our independent registered public accounting firm. This decision was approved by the Board. Marcum served as the independent registered public accounting firm for LGL prior to the Business Combination.
Marcum’s report of independent registered public accounting firm dated March 3, 2021, except for certain footnotes, as to which the date is May 10, 2021, on the LGL consolidated balance sheet as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from April 30, 2019 (LGL’s inception) through December 31, 2019, and the related notes to the financial statements did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles
During the period from April 30, 2019 (LGL’s inception) through December 31, 2020 and the subsequent interim period through August 27, 2021, there were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation
S-K)
with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference thereto in its reports on LGL’s financial statements for such periods. During the period from April 30, 2019 (LGL’s inception) through December 31, 2020 and the subsequent interim period through August 27, 2021, there have been no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation
S-K),
other than the material weakness in internal controls identified by management related to the accounting for warrants issued in connection with LGL’s initial public offering, which resulted in the restatement of LGL’s financial statements as set forth in Amendment No. 1 to LGL’s Form
10-K
for the year ended December 31, 2020, as filed with the SEC on May 11, 2021.
We provided Marcum with a copy of the disclosures we made pursuant to Item 4.01 in our Current Report on Form
8-K
filed with the SEC on September 1, 2021 and requested that Marcum furnish a letter addressed to the SEC, which is filed as Exhibit 16.1 to such Current Report on Form
8-K,
stating whether it agrees with such disclosures, and, if not, stating the respects in which it does not agree.
Appointment of PricewaterhouseCoopers LLP
In connection with the closing of the Business Combination, on August 27, 2021 the Board approved the appointment of PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm. PwC served as the independent registered accounting firm for Legacy IronNet prior to the Business Combination.
During the period from April 30, 2019 (LGL’s inception) through December 31, 2020 and the subsequent interim period through August 27, 2021, (i) we did not (a) consult with PwC as to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements and (b) receive a written report or oral advice that PwC concluded was an important factor considered by us in reaching a decision as to such accounting, auditing, or financial reporting issue; and (ii) we did not consult PwC on any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation
S-K
and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation
S-K).
P
RINCIPAL
A
CCOUNTANT
F
EES
A
ND
S
ERVICES
Under the method of accounting applied to the Business Combination, LGL was treated as the “acquired” company for financial reporting purposes. The fees of PwC presented below are not representative of the fees to be billed by PwC for IronNet as a public company but are presented solely to provide our stockholders with a basis to understand our historical relationship with PwC.
The following tables represent the aggregate fees billed by PricewaterhouseCoopers LLP, Washington, District of Columbia (PCOAB Auditor ID: 238), to us (including Legacy IronNet) for the last two fiscal years.

	IronNet Fiscal Year Ended January 31,
	2023	2022
PricewaterhouseCoopers LLP	(in thousands)
Audit Fees (1)	$835	$2,388
Tax Fees (2)	183	370
All Other Fees (3)	19	9

Total Fees	$1,036	$2,767

(1)

Audit Fees include fees for professional services performed by PwC for the audit of the Company’s interim and annual financial statements as well as services that are normally provided in connection with statutory and regulatory filings or engagements such as consents. In 2022, this also included fees of $1.5 million related to the Business Combination, including the transition from private to public company reporting for each of the fiscal years ended January 31, 2022, 2021 and 2020.

(2)	Tax fees consist of tax compliance, tax advice and tax planning. This included transfer pricing consulting services and tax fees provided by PwC with respect to the Business Combination.
(3)	Other fees include fees that do not meet the above category descriptions, including software subscriptions.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by PwC, our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by PwC is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

The following is a list of exhibits filed as part of this Form 10-K/A.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39125	32.1	May 16, 2023

101.INS*	Inline XBRL Instance Document – instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

*	Filed herewith.
^

These certifications are being furnished solely to accompany this Amendment pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRONNET, INC.

Date: January 31, 2024	By:	/s/ Cameron D. Pforr
Cameron D. Pforr
Chief Financial Officer and President
(On behalf of the Registrant)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda Zecher Higgins Linda Zecher Higgins	Chief Executive Officer and Director (Principal Executive Officer)	January 31, 2024

/s/ Cameron D. Pforr Cameron D. Pforr	Chief Financial Officer and President (Principal Financial and Accounting Officer)	January 31, 2024

* GEN Keith B. Alexander (Ret.)	Chairman	January 31, 2024

* Donald R. Dixon	Director	January 31, 2024

* GEN John M. Keane (Ret.)	Director	January 31, 2024

* VADM John M. McConnell (Ret.)	Director	January 31, 2024

* Theodore E. Schlein	Director	January 31, 2024

* VADM Jan E. Tighe (Ret.)	Director	January 31, 2024

* By:	/s/ Cameron D. Pforr
Cameron D. Pforr
Attorney-in-fact