Form 10-Q
period 2023-04-30
IronNet, Inc.
filed 2024-01-31
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39125

IronNet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4599446
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6 Waelchli Ave, #7395
Halethorpe, MD	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (443) 300-6761

(Former Name or Former Address, if Changed Since Last Report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 121,506,784 shares of Common Stock, par value $0.0001 per share, outstanding as of January 26, 2024.

IronNet, Inc.

Table of Contents

FORM 10‑Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including, without limitation, statements under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•
risks and uncertainties relating to the Chapter 11 Cases, including but not limited to:
o
our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases, and our ability to satisfy the conditions precedent to any Chapter 11 plan;
o
the outcome of the Chapter 11 Cases in the Bankruptcy Court, including our ability to successfully market and sell all, substantially all or some of our assets and to develop, negotiate, confirm and consummate a Chapter 11 plan;
o
the effects of the Chapter 11 Cases on the Company and on the interests of various constituents;
o
Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general;
o
the length of time we will operate under the Chapter 11 Cases and the continued availability of operating capital during the pendency of Chapter 11;
o
whether the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our Chapter 11 Cases, operating expenses and capital expenditure requirements;
o
risks associated with any third-party motions in the Chapter 11 Cases;
o
the potential adverse effects of the Chapter 11 Cases on our liquidity or results of operations and increased legal and other professional costs necessary to execute the Company’s reorganization;
o
the conditions to which the Company’s cash collateral is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of our control;
o
the consequences of the acceleration of our debt obligations;
o
the trading price and volatility of our common stock;
o
employee attrition and our ability to retain senior management and other key personnel due to the distractions and uncertainties of the Chapter 11 Cases;
o
our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases; and
o
the result of our post-petition marketing process is unknown, and there may be insufficient proceeds, if any, to make distributions to equity holders;
•
the effects of the delisting of our common stock from the New York Stock Exchange;
•
our ability to continue as a going concern;
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

As previously announced, the Company voluntarily delisted from the New York Stock Exchange, and, as a result, our common stock trades exclusively in over-the-counter markets. The Company’s stockholders are cautioned that trading in shares of the Company’s common stock during the pendency of the Chapter 11 Cases remains highly speculative and will pose substantial risks. Trading prices for the Company’s common stock may bear little or no relation to actual recovery, if any, by holders thereof in the Chapter 11 Cases and the trading market (if any) may be very limited. Accordingly, the Company urges extreme caution with respect to existing and future investments in its common stock.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I, Item 1A. in our Annual Report on Form 10-K filed on May 16, 2023 (the “Annual Report”) as supplemented or restated under the heading “Risk Factors” in Part II, Item 1A. of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under the section titled “Risk Factors” in this Quarterly Report on Form 10-Q as part of your evaluation of an investment in our securities:

•
We are subject to the risks and uncertainties associated with Chapter 11 proceedings.
•
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization or complete any Bankruptcy Court-approved sales of our Company or assets, or we may not be able to realize adequate consideration for such sales.
•
We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial conditions and results of operations.
•
We have experienced, and may continue to experience, increased levels of employee attrition as a result of the Chapter 11 proceedings.
•
Our post-bankruptcy capital structure will be determined in accordance with the Chapter 11 plan and changes to our capital structure in accordance with the Chapter 11 plan will have a material adverse effect on existing debt and security holders, including holders of our common stock.
•
The Chapter 11 proceedings has caused our common stock to decrease in value materially or may render our common stock worthless.
•
Our common stock has been delisted from trading on the New York Stock Exchange, which has negatively impacted the trading price of our common stock and our stockholders and there may be risks involved with trading in an over-the-counter market.
•
There is substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q.
•
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IronNet, Inc.

Condensed Consolidated Balance Sheets

($ and share data in thousands, except par value per share)

(unaudited)

	April 30,	January 31,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$7,544	$7,568
Accounts receivable	3,368	3,373
Unbilled receivables	83	717
Accounts receivables	3,451	4,090
Inventory	2,649	2,669
Deferred costs	3,019	3,138
Prepaid warranty	1,167	1,218
Prepaid expenses	978	1,743
Other current assets	509	818
Total current assets	$19,317	$21,244
Deferred costs	2,142	2,975
Property and equipment, net	5,698	5,972
Prepaid warranty	889	1,141
Deposits and other assets	2,224	2,327
Total assets	$30,270	$33,659

Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$7,116	$7,287
Accrued expenses	9,684	9,973
Deferred revenue	16,934	17,180
Related party notes payable	19,022	11,845
Convertible notes payable	7,065	8,128
Conversion features on convertible notes payable	559	734
Income tax payable	416	412
Other current liabilities	751	735
Total current liabilities	61,547	56,294
Deferred revenue	9,921	9,961
Other long-term liabilities	1,955	2,128
Total liabilities	$73,423	$68,383
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 100,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 500,000 shares authorized; 111,776 and 111,466 shares issued and outstanding at April 30, 2023 and January 31, 2023, respectively	11	11
Additional paid-in capital	494,901	493,902
Accumulated other comprehensive income	53	59
Accumulated deficit	(538,118)	(528,696)
Total stockholders’ (deficit) equity	(43,153)	(34,724)
Total liabilities and stockholders' (deficit) equity	$30,270	$33,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Operations

($ in thousands, except per share data)

(unaudited)

	Three Months Ended April 30,
	2023	2022
Product, subscription and support revenue	$6,663	$6,443
Professional services revenue	139	245
Total revenue	6,802	6,688
Cost of product, subscription and support revenue	2,674	2,330
Cost of professional services revenue	9	165
Total cost of revenue	2,683	2,495
Gross profit	4,119	4,193
Operating expenses
Research and development	3,382	10,727
Sales and marketing	1,503	10,667
General and administrative	7,123	15,586
Total operating expenses	12,008	36,980
Operating loss	(7,889)	(32,787)
Interest expense	(1,329)	(89)
Other income	200	10
Other expense	(218)	(291)
Loss before income taxes	(9,236)	(33,157)
Provision for income taxes	(4)	(11)
Net loss	(9,240)	(33,168)

Basic and diluted net loss per common share	(0.08)	(0.33)
Weighted average shares outstanding, basic and diluted	112,390	99,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Comprehensive Loss

($ in thousands) (unaudited)

	Three Months Ended April 30,
	2023	2022
Net loss	$(9,240)	$(33,168)
Foreign currency translations adjustment, net of tax	(6)	(92)
Total Comprehensive loss	$(9,246)	$(33,260)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended April 30, 2023 and 2022

($ in thousands, number of common stock in thousands)

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at January 31, 2023	111,466	$11	$493,902	$(528,696)	$59	$(34,724)
Cumulative effect adjustment for new accounting standard	-	-	-	(182)	-	(182)
Vesting of restricted stock units	310	-	-	-	-	-
Stock-based compensation	-	-	999	-	-	999
Net loss	-	-	-	(9,240)	-	(9,240)
Foreign currency translation adjustment	-	-	-	-	(6)	(6)
Balance at April 30, 2023	111,776	$11	$494,901	$(538,118)	$53	$(43,153)

Balance at January 31, 2022	88,876	$9	$455,849	$(417,686)	$271	$38,443
Exercise of stock options and settlement of restricted stock units	11,565	1	92	-	-	93
Statutory tax withholding related to net-share settlement of restricted stock units	(15)	-	(91)	-	-	(91)
Stock-based compensation	-	-	11,446	-	-	11,446
Net loss	-	-	-	(33,168)	-	(33,168)
Foreign currency translation adjustment	-	-	-	-	(92)	(92)
Balance at April 30, 2022	100,426	$10	$467,296	$(450,854)	$179	$16,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flows from operating activities
Net loss	$(9,240)	$(33,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	523	628
(Gain) Loss on sale of fixed assets	(1)	(3)
Loss of disposal of fixed assets	2	-
Employee stock-based compensation	999	11,446
Change in fair value of conversion options	(175)	-
Change in fair value of commitment fee	195	-
Conversion option accretion	209	-
Non-cash interest expense	1,124	90
Changes in operating assets and liabilities:
Accounts and related party receivable	457	(4,783)
Deferred costs	953	(346)
Inventories	20	(835)
Prepaid expenses	764	529
Other current assets	114	265
Prepaid warranty	304	(373)
Deposits and other assets	103	382
Accounts payable and accrued expenses	(1,487)	(711)
Income tax payable	4	(19)
Other liabilities	-	99
Deferred revenue	(286)	4,965
Operating lease liability	(148)	(350)
Net cash used in operating activities	(5,566)	(22,184)
Cash flows from investing activities
Purchases of property and equipment	-	(62)
Capitalized software development costs	(250)	(850)
Proceeds from the sale of fixed assets	-	2
Net cash used in investing activities	(250)	(910)
Cash flows from financing activities
Exercise of stock options	-	93
Statutory tax withholding related to net-share settlement of restricted stock units	-	(91)
Cash received to fund employee tax obligation for vested RSUs	40	17,909
Cash remitted to fund employee tax obligation for vested RSUs	(2)	(9,066)
Payment of equity line commitment fee	-	(1,750)
Proceeds from issuance of related party debt	7,145	-
Repayment of debt	(1,373)	-
Payment of common stock issuance costs	-	(96)
Payment of finance lease obligations	(12)	(96)
Net cash provided by financing activities	5,798	6,903
Effect of exchange rate changes on cash and cash equivalents	(6)	(92)
Net change in cash and cash equivalents	(24)	(16,283)
Cash and cash equivalents
Beginning of the period	7,568	$47,673
End of the period	$7,544	$31,390
Supplemental disclosure of cash flow information
Cash paid for interest	$142	-

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

Voluntary Filings Under Chapter 11

On October 12, 2023 ("Petition Date"), the Company and IronNet Cybersecurity (“IronNet Cybersecurity”), the Company’s wholly-owned subsidiary (collectively, the “Debtors”), filed voluntary petitions for reorganization under the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court of Delaware ("Bankruptcy Court") (such cases, the “Chapter 11 Cases”). The Debtors and their subsidiaries continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 Cases are currently jointly administered under the caption In re IronNet, Inc. et al., Case No. 23-11710 (Bankr. D. Del. 2023). See Note 13, Subsequent Events, for additional information.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements of IronNet, Inc. and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2023. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The Company’s fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024. The results of operations for the three months ended April 30, 2023 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending January 31, 2024 or any future period.

The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of April 30, 2023, its results of operations for the three months ended April 30, 2023 and 2022, changes in stockholders’ equity for the three months ended April 30, 2023 and 2022, and cash flows for the three months ended April 30, 2023 and 2022. Certain prior-period amounts have been reclassified in the accompanying condensed consolidated financial statements and notes thereto in order to conform to the current period presentation. The accompanying unaudited condensed consolidated financial statements do not reflect the application of Financial Accounting Standards Board (“FASB”) Codification Topic 852, Reorganizations (“ASC 852”), as the Debtors did not file the Chapter 11 cases until October 12, 2023. Refer to Note 13, Subsequent Events, for more information.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions include, but are not limited to, the period of benefit for deferred commissions, the useful life of property and equipment, stock-based compensation expense, fair value of warrants, fair value of conversion options of debt, obsolescence reserves for inventory, and income taxes. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.

Liquidity and Going Concern

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet our future obligations as they become due within one year of the financial statements being issued in this Quarterly Report on Form 10-Q.

As of April 30, 2023, the Company had cash and cash equivalents of $7,544 which is not legally restricted to use, collectable receivables of $3,451, accounts payable and accrued expenses of $16,800, including $7,242 due to taxing authorities, of which approximately $6,335 was subsequently paid, $7,553 in principal amounts owed on convertible debt and $19,045 in principal amounts owed on related party debt, as discussed in Note 9.

In February 2022, the Company entered into an equity line with Tumim Stone Capital, LLC (“Tumim”) under which the Company may, in its discretion, sell shares of its common stock to Tumim subject to various conditions and limitations set forth in the purchase agreement with Tumim. As of April 30, 2023, the Company was not able to raise additional funds under the equity line with Tumim. Subsequently, on June 16, 2023, Tumim notified the Company of Tumim’s election to terminate the Purchase Agreement, effective as of June 20, 2023.

On September 14, 2022, the Company entered into a Securities Purchase Agreement ("SPA") with 3i LP ("3i"), which is an affiliate of Tumim, pursuant to which the Company agreed to sell and issue senior unsecured convertible promissory notes (the "Convertible Notes") to 3i in the aggregate principal amount of up to $25,750. On September 15, 2022, the Company issued a Convertible Note to 3i in the principal amount of $10,300, net of discount for cash proceeds of $10,000. The Company initially borrowed approximately $10,300 and issued related Convertible Notes to 3i, including a 3% Original Issue Discount ("OID"), with an 18-month term. As of April 30, 2023, the Company prepaid approximately $2,747 of the Convertible Notes to 3i and, as a result, approximately $7,553 principal amount of the Convertible Note was outstanding as of the end of the period. The Company subsequently prepaid a total of $3,320 of the Convertible Note in May and June 2023 and, as a result, approximately $4,233 in principal remained outstanding thereafter. As of the date of this report, the conditions to the additional borrowing have not been met. See Note 9 and Note 13, Subsequent Events, for additional information.

Between December 14, 2022 and September 17, 2023, the Company issued senior secured promissory notes in an aggregate principal amount of $8,475 to a total of eight lenders including directors of the Company. Between January 11, 2023 and August 31, 2023, the Company issued senior secured convertible promissory notes in the aggregate principal amount of $15,275 to entities affiliated with C5 Capital Limited (“C5”), a beneficial owner of more than 5% of the Company’s outstanding common stock. As of April 30, 2023, the Company had issued $7,200 in senior secured promissory notes to eight lenders and $11,845 in senior secured convertible promissory notes to C5. See Note 9 and Note 13, Subsequent Events, for additional information.

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

Despite the Company’s current operating plans to implement the Joint Plan (as defined in Note 13) and emerge from bankruptcy, focus its business, reduce its expenses, improve its margins and mitigate uncertainties related to the foregoing, management believes that the Company does not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of these consolidated financial statements without additional financing. Management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. The financial statements as of April 30, 2023 do not include any adjustments related to the filing of the Chapter 11 Cases.

Based on its current planned operations, in the absence of additional sources of liquidity, management anticipates that the Company’s existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet the Company’s operating and liquidity needs for any meaningful period of time following the date of this report. Given that additional sources of liquidity have not been available to it, the Company filed the Chapter 11 Cases. The Chapter 11 Cases have not been determined to alleviate the previously identified substantial doubt about the Company’s ability to continue as a going concern, including following the Effective Date of the Joint Plan. The Joint Plan was confirmed by the Bankruptcy Court on January 18, 2024. The Debtors expect that the Effective Date of the Joint Plan will occur as soon as all conditions precedent to the Joint Plan have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Joint Plan will become effective.

On September 2, 2023, the Company furloughed almost all of the Company’s employees and substantially curtailed business operations as a result of the Company’s liquidity position. Subsequently, on September 29, 2023, given the unavailability of additional sources of liquidity and after considering strategic alternatives, the Company ceased substantially all of its business activities and terminated the remaining employees of the Company and its subsidiaries. The furlough of employees and cessation of business operations constituted events of default on all of the Company’s outstanding indebtedness. See Note 13, Subsequent Events, for additional information.

On October 10, 2023, the Debtors, and ITC Global Advisers LLC (“ITC GA”), and/or ITC GA’s designated affiliates and/or related funds or accounts, and such other lender parties that have agreed or may agree from time to time to provide commitments to fund the DIP Facility (as defined below) (the “DIP Facility Lender”) entered into a binding term sheet for debtor-in-possession financing (the “Term Sheet”), which sets forth the principal terms of a superpriority, senior secured debtor-in-possession credit facility (the “DIP Facility”, the credit agreement evidencing the DIP Facility, the “DIP Credit Agreement” and, together with the other definitive documents governing the DIP Facility and the DIP order, collectively, the “DIP Documents”), pursuant to which the DIP Facility Lender would provide the Company with a senior (priming) secured and superpriority debtor-in-possession delayed-draw term loan credit facility in an aggregate principal amount not to exceed $10,000, (the “Maximum Facility Amount”), consisting of up to $8,500 of term loans (the “DIP Term Loans”) and $1,500 of the Bridge Amount (as defined below) (collectively, the “DIP Loans”), subject to the terms and conditions set forth in the Term Sheet. Until the entry of a final order approving the DIP Facility by the Bankruptcy Court, a maximum amount of up to $4,500 of the DIP Facility (inclusive of the Bridge Amount) would be available on an interim basis. See Note 13, Subsequent Events, for additional information.

Upon the execution of the Term Sheet, the DIP Facility Lender advanced the Bridge Amount of $1,499 to the Company. The Bridge Amount is secured by all the assets of the Debtors. See Note 13, Subsequent Events, for additional information.

On October 12, 2023, the Debtors, filed the Chapter 11 Cases. In connection with the filing of the Chapter 11 Cases, the Debtors resumed business operations and rehired a portion of the previously furloughed and terminated employees. The Debtors and their subsidiaries continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The filing of the Charter 11 Cases constituted an event of default on all of the Company’s outstanding indebtedness. See Note 13, Subsequent Events, for additional information.

The Company’s ability to continue as a going concern is contingent upon its ability to generate sufficient liquidity to meet its contractual obligations and operating needs. Beginning on the Petition Date, it is also contingent upon its ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan of reorganization and emerge from the Chapter 11 Cases. As noted above, the Bankruptcy Court entered the Confirmation Order for the Joint Plan on January 18, 2024, and the Joint Plan will become effective upon satisfaction of the conditions precedent to the Joint Plan, including the adoption of the Company’s new organization documents, the recapitalization of the Company in accordance with the Joint Plan, the filing of any final plan supplements, the Debtors shall have entered into the exit financing facility contemplated by the Joint Plan, and other customary conditions. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Joint Plan will become effective. The Debtors expect that the Effective Date of the Joint Plan will occur as soon as all conditions precedent to the Joint Plan have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Joint Plan will become effective. See Note 13, Subsequent Events, for additional information.

New Accounting Pronouncement Adopted in Fiscal 2024

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This standard requires a new method for recognizing credit losses that is referred to as the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument, unless the Company elects to recognize such instruments at fair value with changes in profit and loss (the fair value option). This standard is effective for the Company for the earlier of the fiscal years beginning after December 15, 2022 or the time at which the Company no longer qualifies as an emerging growth company ("EGC") under SEC rules. The Company adopted the standard as of February 1, 2023 on a modified retrospective basis resulting in an increase to the beginning balance of accumulated deficit of approximately $182 as of February 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures for the three-month period ended April 30, 2023. Results for reporting periods prior to FY2024 continue to be presented in accordance with previously applicable GAAP while results for subsequent reporting periods are presented under ASC 326.

Newly Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

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

The following table presents revenue by geographic location:

	Three Months Ended April 30,
	2023	2022
United States	$5,550	$6,109
International	1,252	579
Total	$6,802	$6,688

Substantially all of the Company’s long-lived assets are located in the United States.

2. Revenue

Product, Subscription and Support Revenue

The Company sells a collective defense software solution that is comprised of three product offerings, IronDefense, IronDome, and IronRadar. Through December 2022, the software platform was delivered through both on-premises licenses bundled with on-premises hardware and through subscription software. The Company stopped offering on-premises deployment options in December 2022.

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

Revenue from subscriptions, which allow customers to use the Company's security software over a contracted period without taking possession of the software, and managed services, where the Company provides managed detection and response services for customers, is recognized over the contractual term. The cloud- based subscription revenue, where the Company also provides hosting, recognized for the three months ended April 30, 2023 and 2022 was $5,777 and $5,215, respectively. Overall product, subscription, and support revenue recognized for the three months ended April 30, 2023 and 2022, were $6,663 and $6,443, respectively.

Professional Services Revenue

The Company sells professional services, including cyber operations monitoring, security, training and tailored maturity assessments. Revenue derived from these services is recognized as the services are delivered. Revenue recognized from professional services for the three months ended April 30, 2023 and 2022, were $139 and $245, respectively.

Customer Concentration

For the three months ended April 30, 2023, 3 customers accounted for 37% or $2,374 of the Company's revenue, and for the three months ended April 30, 2022, two customers accounted for 22%, or $1,463, of the Company’s revenue. As of April 30, 2023 and January 31, 2023, two customers represented 72% and 56% of the total accounts receivable balance, respectively. Customer B elected not to renew the contract with the Company that ended in September 2023. The Company continues to pursue a subsequent contract with Customer B.

Significant customers are those which represent at least 10% of the Company’s total revenue for a period. The following table presents customers that represented 10% or more of the Company’s total revenue:

	For the Three Months Ended April 30,
	2023	2022
Customer A	12%	11%
Customer B	11%	11%
Customer C	14%	*
	37%	22%

* - less than 10%

Deferred Costs

The Company defers contract fulfillment costs that include appliance hardware. The balances in deferred costs are as follows:

Balance at February 1, 2023	$4,362
Amounts recognized in cost of revenue	(640)
Costs deferred	18
Balance at April 30, 2023	$3,740

Balance at February 1, 2022	$4,604
Amounts recognized in cost of revenue	(610)
Costs deferred	100
Balance at April 30, 2022	$4,094

Capitalized costs are included in deferred costs on the consolidated balance sheet, of which $2,110 is current and $1,630 is long-term as of April 30, 2023. The balance of deferred commissions at April 30, 2023 and January 31, 2023 were $1,420 and $1,751, respectively. Deferred commissions are included in the deferred costs on the condensed consolidated balance sheets, of which $908 is current and $511 is long-term as of April 30, 2023.

Deferred Revenue

Deferred revenue represents amounts received from and/or billed to customers in excess of revenue recognized. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met.

The balance in deferred revenue is as follows:

Balance at February 1, 2023	$27,141
Revenue recognized	(6,802)
Amounts deferred	6,516
Balance at April 30, 2023	$26,855

Balance at February 1, 2022	$33,566
Revenue recognized	(6,680)
Amounts deferred	11,645
Balance at April 30, 2022	$38,531

Of the revenue recognized in the three months ended April 30, 2023 and 2022, $5,806 and $5,934 was included in deferred revenue as of January 31, 2023 and 2022, respectively.

Remaining Performance Obligations

As of April 30, 2023, the remaining performance obligations totaled $34,682 The Company’s recognition of revenue in the future thereon will be in:

Years Ending January 31,
2024 (9 months)	$16,960
2025	13,366
2026	3,817
2027	539
$34,682

3. Equity

Common Stock

As of April 30, 2023, the Company had 500,000 shares of common stock authorized and 111,776 shares of common stock issued and outstanding, with a par value of $0.0001 per share.

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

Pursuant to the terms of the Purchase Agreement, at the time the Purchase Agreement and the Registration Rights Agreement were signed, the Company paid a cash fee of $1,750, or 1% of the Total Commitment, to Tumim as consideration for its commitment to purchase shares of the Company's common stock under the Purchase Agreement. The cash paid related to the Commitment Fee was recorded in the consolidated statement of cash flows as a financing activity. The Commitment Fee qualifies as a derivative asset under ASC 815-40 Derivatives and Hedging — Contracts in Entity's Own Equity and was established as an asset on the condensed consolidated balance sheet, which will be adjusted over the period of the agreement to reflect fair value, with changes in fair value being recognized as a component of other expense. The Commitment Fee is measured at fair value categorized within Level 3 of the fair value hierarchy and the value derived was not determined to be material. Changes in fair value of the Commitment Fee for three months ended April 30, 2023 of $195 was recognized in other expense in the condensed consolidated statement of operations. As of April 30, 2023, the Commitment Fee has no value.

There were no purchases of common stock under the Purchase Agreement during the three months ended April 30, 2023 and April 30, 2022. As of April 30, 2023, the Company was not able to raise additional funds under the equity line with Tumim.

Subsequently, on June 16, 2023, Tumim notified the Company of Tumim’s election to terminate the Purchase Agreement, effective as of June 20, 2023. See Note 1, including under the heading “— Liquidity and Going Concern” and Note 13, Subsequent Events, for additional information.

Preferred Stock

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At April 30, 2023, there were no shares of preferred stock issued or outstanding.

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

Once the Public Warrants became exercisable upon the effective date of the Company's S-1 registration statement filed in September 2021, the Company obtained the ability to redeem the Public Warrants:

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

As of April 30, 2023, the Company had 8,596 Public Warrants outstanding and not exercised.

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

The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by Legacy LGL’s board of directors and by its stockholders on August 26, 2021. Under the 2021 Plan, upon its effectiveness, the Company was able to grant ISOs, RSUs and other equity securities to acquire, to convert into, or to receive up to 13,500 shares of common stock. The terms of the 2021 Plan include an evergreen provision that provides for an automatic share increase on February 1 of each year, in an amount equal to 5.0% of the sum of (a) the total number of shares of the Company’s common stock outstanding on January 31 of the immediately preceding fiscal year, plus (b) the number of shares of common stock reserved for issuance under the 2021 Plan as of January 31 of the immediately preceding fiscal year, but which have not yet been issued. In accordance with the evergreen provision, on February 1, 2022, the number of shares that can be issued under the 2021 Plan increased by 4,934 shares, and on February 1, 2023, the number of shares that can be issued under the 2021 plan increased by 5,818 shares, with a new limit following the increases of 24,252 shares.

As of April 30, 2023, 15,604 share equivalents remained available to issue under the 2021 Plan.

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

Presented below is a summary of the status of the stock options under the 2014 Stock Incentive Plan, as no stock options have been granted under the 2021 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value of Outstanding Options
Outstanding at February 1, 2023	530	$0.56	3.8	$773
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(65)	0.36	2.9	—
Outstanding at April 30, 2023	465	$0.59	3.6	$—
Exercisable at April 30, 2023	465	$0.59	3.6	$—

For the three months ended April 30, 2023 and 2022, the Company recorded no compensation cost and an insignificant amount of compensation cost related to stock options, respectively. The fair value of the shares under stock options granted that vested during the three month periods ended April 30, 2023 and 2022 totaled $0 and $5, respectively.

Stock compensation expense for stock options is recognized on a straight line basis and with a provision for forfeitures matched to historical experience for matured grant cohorts. At April 30, 2023, there was no unrecognized compensation cost related to unvested stock options.

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

Presented below is a summary of the status of outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2023	4,361	$6.76
Granted	—	—
Vested	(351)	8.31
Forfeited or expired	(417)	4.47
Non-vested at April 30, 2023	3,593	$3.35

For the three months ended April 30, 2023, the Company recorded $999 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which ($290) is associated with RSUs on a graded vesting schedule and $1,289 is associated with RSUs on a straight-line vesting schedule. For the three months ended April 30, 2022, the Company recorded $11,441 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which $8,588 is associated with RSUs on a graded vesting schedule and $2,853 is associated with RSUs on a straight-line vesting schedule.

Stock compensation expense for RSUs granted under the 2014 Plan, which contain both service and performance conditions, is recognized on a graded-scale basis, recognizing expense over the respective vesting period for each tranche of shares under each award granted. Stock compensation expense for RSUs granted under the 2021 Plan, which have only service vesting conditions, is recognized on a straight-line basis over the vesting period. In the event that an RSU holder is terminated before the award is fully vested for RSUs granted under either Plan, the full amount of the unvested portion of the award will be recognized as a forfeiture in the period of termination.

The Company's default tax withholding method for RSUs is the sell-to-cover method, under which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are then remitted by the Company to taxing authorities.

As of April 30, 2023, there was $10,057 of unrecognized compensation cost related to unvested RSUs without performance obligations. The weighted average remaining vesting period was 2.31 years.

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

On September 15, 2022, the Company issued the Convertible Note. Pursuant to the terms of the Convertible Note, under certain circumstances the Company may be required to redeem all or a portion of the Convertible Note in cash. The convertible feature is measured at fair value categorized within Level 3 of the fair value hierarchy, with the fair value determined to be $774 on the date of issuance, which was determined to not be material. The fair value of the convertible feature was determined based on management assumptions and quotes received from financial institutions for obtaining additional debt financing. As of April 30, 2023, the fair value of the convertible feature was $559. The Company recognized non-cash income of $112 related to the change in fair value of the convertible feature during the three months ended April 30, 2023.

During the fiscal year ended January 31, 2023, the Company issued two senior secured convertible promissory notes to C5 in the amount of $5,000. During the three months ended April 30, 2023, the Company issued three additional senior secured promissory notes to C5 in the amount of $6,845. These senior secured convertible promissory notes all may require the Company to convert all or a portion of the principal and accrued and unpaid interest into shares of redeemable stock at the option of the holder up to five calendar days prior to maturity. The convertible feature is measured at fair value categorized within Level 3 of the fair value hierarchy, with the fair value of the convertible feature related to the two senior secured convertible promissory notes issued during the year ended January 31, 2023 determined to be $63. The convertible feature related to the three senior secured convertible promissory notes during the three months ended April 30, 2023 was determined to have no value as of April 30, 2023. The Company made this determination using a Black-Scholes option-pricing model. The Company recognized non-cash income of $63 related to the change in fair value of the convertible features during the three months ended April 30, 2023.

During the fiscal year ended January 31, 2023, the Company established a derivative asset related to the Commitment Fee incurred when entering into the Securities Purchase Agreement with 3i, which is measured at fair value categorized within Level 3 of the fair value hierarchy, with the value determined to not be material. As of April 30, 2023, the Commitment Fee has no value.

The Company’s Private Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants, as the transfer of a Private Warrant to anyone who is not a permitted transferee would result in the Private Warrant being converted to a Public Warrant. The Company determined that the fair value of each Private Warrant is equivalent to that of a Public Warrant. There have been observable transactions in the Company's Public Warrants and the Public Warrants had adequate trading volume between independent investors on the public market to provide a reliable indication of value. As of April 30, 2023 and 2022, the fair value of the Private Warrants was equal to that of the Public Warrants as they had substantially the same terms. However, as they are not actively traded, they are listed as a Level 2 in the fair value hierarchy table below.

Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on their maturities and their availability for use in current operations.

The following table presents our assets measured at fair value on a recurring basis:

	April 30, 2023				January 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6	$—	$—	$6	$6	$—	$—	$6
Commitment Fee	$—	$—	$—	$—	$—	$—	$195	$195
Total financial assets	$6	$—	$—	$6	$6	$—	$195	$201
Liabilities
Warrants	$—	$0	$—	$0	$—	$—	$—	$0
Conversion options	$—	$—	$559	$559	$—	$—	$734	$734
Total financial liabilities	$—	$0	$559	$559	$—	$—	$734	$734

The following table presents a summary of the changes in the fair value of the Company's Level 3 financial instruments:

	Convertible Notes Derivative Liability	C5 Notes Derivative Liability	Commitment Fee Derivative Asset
Fair Value as of January 31, 2023	$671	$63	$195
Change in fair value	(112)	(63)	(195)
Fair value as of April 30, 2023	$559	$-	$-

The Company did not hold any Level 3 financial instruments as of April 30, 2022.

6. Supplemental Balance Sheet Information

Accrued Expenses

Accrued expenses consisted of the following:

	April 30,	January 31,
	2023	2023
Accrued expenses	$1,286	$976
Taxes payable on behalf of employees related to vested RSUs	6,774	6,987
Estimated additional taxes payable related to vested RSUs	468	-
Unvouched payables	1,156	2,010
	$9,684	$9,973

The balance of accrued expenses as of April 30, 2023 and January 31, 2023 is primarily comprised of the cash proceeds from the sale of shares on behalf of the holders of vested RSUs to cover the associated tax withholding liability under the sell-to-cover method. The Company made payments of $6,335 to the Internal Revenue Service ("IRS") during May 2023 to cover the portion owed to taxing authorities. In September 2023, a refund of $1,405 was received for overpayment of taxes due,

7. Commitments and Contingencies

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

The lease balances are located in the following positions on the consolidated balance sheet.

	Balance Sheet Location	April 30, 2023	January 31, 2023
Assets
Operating	Deposits and other assets	$1,780	$1,885
Financing	Property and equipment, net	172	205

Liabilities
Current
Operating	Other current liabilities	$622	$607
Financing	Other current liabilities	131	130
Non-current
Operating	Other long-term liabilities	1,883	2,047
Financing	Other long-term liabilities	72	81

Total lease costs for the three months ended April 30, 2023 and 2022 were:

	Three Months Ended	Three Months Ended
	April 30, 2023	April 30, 2022
Operating lease cost	$146	$341
Short-term lease cost	626	542
Variable lease cost	24	46
Finance lease cost:
Amortization of right-of-use assets	32	23
Interest on lease liabilities	4	1
Total finance lease cost	$36	$24

The following table summarizes future scheduled lease payments as of April 30, 2023:

	Operating Leases	Finance Leases
Remaining nine months of fiscal 2024	566	132
2025	775	48
2026	797	45
2027	658	-
Total	$2,796	$225
Less: Imputed Interest	291	22
Present value of net lease payments	$2,505	$203

Lease liability, current portion	622	131
Lease liability, net of current portion	1,883	72
Total lease liability	$2,505	$203

Supplemental information and non-cash activities related to operating and finance leases as of April 30, 2023 and 2022 are as follows:

Cash paid for amounts included in the measurement of lease liabilities as of April 30, 2023
Operating cash flows from operating leases	$189
Operating cash flows from finance leases	4
Financing cash flows from finance leases	12
$205
Weighted average remaining lease term (in years)
Operating leases	3.58
Finance leases	1.80
Weighted average discount rate
Operating leases	6.36%
Finance leases	9.95%

Cash paid for amounts included in the measurement of lease liabilities as of April 30, 2022
Operating cash flows from operating leases	$416
Operating cash flows from finance leases	1
Financing cash flows from finance leases	96
$513
Weighted average remaining lease term (in years)
Operating leases	4.33
Finance leases	1.75
Weighted average discount rate
Operating leases	6.36%
Finance leases	5.67%

On November 30, 2023, the Company terminated the lease for and vacated its McLean Virginia headquarters. See Note 13, Subsequent Events, for additional information.

9. Debt

5% Convertible Promissory Notes due 2024

On September 14, 2022, the Company entered into the SPA with 3i, under which the Company agreed to sell and issue Convertible Notes to 3i in an aggregate principal amount of up to $25,750, which are convertible into shares of the Company's common stock, subject to certain conditions. On September 15, 2022, the Company issued a Convertible Note under the SPA in the principal amount of $10,300, including a 3% Original Issue Discount ("OID"), with an 18-month term. As of April 30, 2023, the Company prepaid approximately $2,747 of the Convertible Notes to 3i and, as a result, approximately $7,553 principal amount of the Convertible Note was outstanding as of the end of the period. The Company subsequently repaid a total of $3,320 of the Convertible Note in May and June 2023 and, as a result, approximately $4,233 in principal remained outstanding thereafter. As of the date of this report, the conditions to the additional borrowing have not been met. See Note 13, Subsequent Events, for additional information, including with respect to events of default under the Convertible Notes.

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

The Convertible Notes provide a conversion right pursuant to which 3i may convert any portion of the principal, together with any unpaid interest and other unpaid amounts, into shares of common stock at a conversion price of $7.50 per share, subject to adjustments in accordance with the terms of the Convertible Notes. The Convertible Note also contains provisions that provide 3i with the right, subject to certain exceptions, to require the Company to redeem all or a portion of the Convertible Note in cash. This convertible feature has been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount of $774 which reduced the book value of the $10,300 Convertible Note and increases prospectively the amount of interest expense to be recognized over the life of the Convertible Note. Due to the provisions that may provide 3i with the right to require the Company to redeem all or a portion of the Convertible Note in cash, the balance of the Convertible Note is included in current liabilities on the consolidated balance sheet. As of April 30, 2023, the fair value of the Convertible Notes was approximately $5,032 based on Level 3 inputs.

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

During the three months ended April 30, 2023, the Company paid two of the Installment Amounts due in cash.

As of April 30, 2023, the effective interest rate on the Convertible Notes was 16.4%. The Company failed to pay Installment Amounts in December 2022 and April 2023, which qualifies as an event of default per the Convertible Notes, and has resulted in the Company incurring interest at a rate of 10.0% per annum since the original event of default. Interest expense for the three months ended April 30, 2023 related to the Convertible Notes was $659, which was a result of effective interest of $348 incurred under the $10,300 Convertible Note, as well as $134 in interest expense related to the amortization of related debt issuance costs and OID and $177 of interest expense related to the accretion of the debt discount created by the embedded conversion feature. Interest expense is included in interest expense in the condensed consolidated statement of operations.

The following table presents the components of the Convertible Notes:

April 30, 2023
3i Convertible Promissory Notes	$7,274
Less: unamortized original issue discount and issuance costs	(209)
$7,065

See Note 13, Subsequent Events, for additional information.

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

On January 11, 2023, the Company and the holders agreed to amend and restate the Initial Director Notes to be substantially in the form of the secured promissory notes issued to C5 and discussed below (the “Director Notes”). As amended and restated, the Director Notes bear interest at a rate of 13.8% per annum from the respective dates of the Initial Director Notes. On April 20, 2023, the Company issued and sold an additional Director Note in the amount of $300 to one of the initial lenders from the December 2022 issuances who is not affiliated with the board of directors. As of April 30, 2023, there is $7,200 in Director Notes outstanding. All principal and accrued interest was originally due and payable at scheduled maturity on June 30, 2023. On June 30, 2023, the Company and the noteholders executed amendments to these notes to extend the maturity dates thereof from June 30, 2023 to December 31, 2023. Upon issuance of the Director Notes, each of the holders executed an Amended and Restated Security Agreement which secure the Company’s obligations under the Director Notes by substantially all of the assets of the Company, excluding the Company’s intellectual property. The proceeds received from the Director Notes will be used to fund general corporate and working capital needs, including for purposes of remitting amounts due to taxing authorities for tax withholdings received for RSUs settled under the sell-to-cover method. As of April 30, 2023, the fair value of the Director Notes was approximately $4,894 based on Level 3 inputs. Interest expense for the three months ended April 30, 2023 was $237 and is included in interest expense in the condensed consolidated statement of operations.

As of January 29, 2024, there is $8,475 in principal amount of Director Notes outstanding. See Note 13, Subsequent Events, for additional information.

Convertible Promissory Notes with C5

On December 30, 2022, the Company issued a secured convertible promissory note in the principal amount of $2,000 (the “Initial C5 Note”) to an affiliate of C5, which was amended and restated on January 11, 2023 (as amended and restated, the “Restated C5 Note”). The Company issued additional senior secured convertible promissory notes to affiliates of C5 (together with the Restated C5 Note, the “C5 Notes”) in total principal amounts of $3,000 in fiscal 2023, $6,845 during the three months ended April 30, 2023, and $3,430 thereafter. As of April 30, 2023, the Company had issued secured convertible promissory notes to C5 in the amount of $11,845.

Each of the C5 Notes bear interest at an annual rate of 13.8% per annum from the date of issuance (or in the case of the Restated C5 Note, from the date of the Initial C5 Note), and was originally payable at scheduled maturity on June 30, 2023, subject to acceleration in certain circumstances. On June 30, 2023, the Company and the noteholders executed amendments to these notes to extend the maturity dates thereof from June 30, 2023 to December 31, 2023. The C5 Notes, together with the Director Notes, rank senior in right of payment to any of the Company’s existing and future indebtedness for borrowed money. The Company’s obligations under the C5 Notes are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property, as governed by an Amended and Restated Security Agreement executed by C5 on January 4, 2023.

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

The convertible feature included within the C5 Notes issued through January 31, 2023 was bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount of $63, which reduced the book value of the $5,000 C5 Notes outstanding at January 31, 2023 and increases prospectively the amount of interest expense to be recognized over the life of the C5 Notes. The convertible features for the C5 Notes issued during the quarter ended April 30, 2023 were determined to have no value and were not bifurcated from the host contract as separate derivatives. Refer to Note 5 for more information. The proceeds received from the C5 Notes have been used to fund general corporate and working capital needs.

As of April 30, 2023, the fair value of the C5 Notes is approximately $8,051 based on Level 3 inputs. Interest expense related to the C5 Notes for the three months ended April 30, 2023 was $352. The Company also recognized interest expense of $32 related to the accretion of the debt discount created by the embedded conversion feature included within the C5 Notes issued through January 31, 2023, which is included in interest expense in the condensed consolidated statement of operations.

As of January 29, 2024, there was $15,275 of C5 Notes outstanding. See Note 13, Subsequent Events, for additional information.

Debt Repayments

The following are scheduled principal repayments on debt, including convertible notes which can be settled in shares as of April 30, 2023, however the balances presented are classified as current in the consolidated balance sheet:

Fiscal year ending,	Principal
2024 (9 months)	$25,911
2025	687
Total	$26,598

The Company had accrued interest liabilities of $905 and $181 as of April 30, 2023 and January 31, 2023, respectively.

See Note 13, Subsequent Events, for additional information relating to the Company’s indebtedness subsequent to April 30, 2023, including the events of default currently pending related to all outstanding indebtedness, including as a result of the Chapter 11 Cases.

10. Income Taxes

The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (0.0)% and (0.1)% for the three months ended April 30, 2023 and 2022, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets and impact of foreign tax rate differential.

11. Related Party Transactions

Product, subscription and support revenue from Related Parties

Certain investors and companies who the Company is affiliated with purchased software, subscription and support revenue during the periods presented and the contracts with related parties ended in October 2022. As such, there was no revenue recognized and $527 of revenue from contracts with related parties recognized during the three months ended April 30, 2023 and 2022, respectively. There is no receivable balance as of April 30, 2023. As of January 31, 2023, the corresponding receivable was $0 after the Company recorded a full allowance for bad debt of $1,283.

Indebtedness and Other Transactions

See Note 9 and Note 13 for additional information relating to indebtedness held by certain affiliates of the Company, including the BOD Notes and C5 Notes.

12. Net Loss Per Share Attributable to Common Stockholders

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended April 30,
	2023	2022
Numerator: Net loss	$(9,240)	$(33,168)
Denominator: Basic and Diluted Weighted-average shares in computing net loss per share attributable to common stockholders	112,390	99,305
Net loss attributable to common stockholders—basic and diluted	$(0.08)	$(0.33)

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

	As of April 30, 2023	As of April 30, 2022
Shares of common stock issuable from stock options	465	1,025
Unvested RSUs	3,593	14,949
Convertible notes	7,029	—
Warrants	8,606	8,606
Potential common shares excluded from diluted net loss per share	19,693	24,580

13. Subsequent Events

Furlough and Temporary Cessation of Business Prior to Voluntary Chapter 11 Filings

As previously reported, on September 2, 2023, the Company furloughed almost all of the Company’s employees and substantially curtailed business operations as a result of the Company’s liquidity position. Subsequently, on September 29, 2023, given the unavailability of additional sources of liquidity and after considering strategic alternatives, the Company ceased substantially all of its business activities and terminated the remaining employees of the Company and its subsidiaries. The board of directors of the Company further authorized the Company to take such actions necessary to prepare for and, subject to final approval by the board of directors to be given at a subsequent meeting, file a voluntary petition for relief under the applicable provisions of the Bankruptcy Code in the Bankruptcy Court (the “Bankruptcy Filing”) as expeditiously as possible. The foregoing furlough and cessation of business operations constituted events of default under the Company’s outstanding indebtedness for borrowed money (collectively, the “Outstanding Indebtedness”), including the senior unsecured convertible note issued to 3i, LP (“3i” as discussed below) on September 15, 2022 in the principal amount of approximately $4,233 and the other transaction documents entered into in connection therewith, including the Securities Purchase Agreement and Registration Rights Agreement dated September 14, 2022, the various secured promissory notes and the C5 Notes (as defined below) in the aggregate principal amount of approximately $15,275 outstanding as of the commencement of the Chapter 11 Cases discussed below, the Director Notes (as defined below) issued in December 2022, April 2023, May 2023 and August 29, 2023 to a total of eight lenders, including seven lenders who are either directors of the Company or entities affiliated with directors of the Company in the aggregate principal amount of approximately $8,475 outstanding as of the commencement of the Chapter 11 Cases discussed below, and the amended and restated security agreement related thereto, and the secured promissory note dated July 21, 2023 issued to Korr Acquisitions Group, Inc. in the aggregate principal amount of $556 outstanding as of the commencement of the Chapter 11 Cases discussed below (the “Korr Note”).

DIP Facility and Chapter 11 Cases

DIP Facility

On October 10, 2023, the Debtors, and the DIP Facility Lender entered into a binding Term Sheet, which sets forth the principal terms of the DIP Documents, pursuant to which the DIP Facility Lender would provide the Company with a senior (priming) secured and superpriority debtor-in-possession delayed-draw term loan credit facility in an aggregate principal amount not to exceed $10,000 (the “Maximum Facility Amount”), consisting of DIP Term Loans of up to $8,500 and a Bridge Amount of $1,500, subject to the terms and conditions set forth in the Term Sheet. Until the entry of a final order approving the DIP Facility by the Bankruptcy Court, a maximum amount of up to $4,500 of the DIP Facility (inclusive of the Bridge Amount) would be available on an interim basis.

Upon the execution of the Term Sheet, the DIP Facility Lender had advanced the Bridge Amount of $1,499 to the Company. The Bridge Amount is secured by all the assets of the Debtors. As of January 29, 2024, the DIP Facility Lender had advanced an aggregate of $9,999 to the Company.

Voluntary Filing under Chapter 11

On October 12, 2023, the Debtors filed the Chapter 11 Cases. The Debtors and their subsidiaries continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 Cases are currently jointly administered under the caption In re IronNet, Inc. et al., Case No. 23-11710 (Bankr. D. Del. 2023).

The filing of the petitions for the Chapter 11 Cases constituted an event of default under all of the Outstanding Indebtedness.

AWS Reinstatement

In connection with the commencement of the Chapter 11 Cases, the Company filed a number of motions with the Bankruptcy Court. Among these was a motion authorizing the Debtors to enter into a reinstatement agreement with Amazon Web Services, Inc. (“AWS”) in order to reinstate and reactivate the cloud computing services provided by AWS (the “Reinstatement Agreement”), which had been previously terminated by AWS following the Company’s cessation of business activities on September 29, 2023. AWS’s termination of the cloud computing services constituted an event of default under certain of the Company’s contracts. On October 13, 2023, the Bankruptcy Court entered an interim order approving the motion authorizing the Debtors to enter into the Reinstatement Agreement, and the Reinstatement Agreement was executed and delivered by IronNet Cybersecurity and AWS. Pursuant to the Reinstatement Agreement, IronNet Cybersecurity agreed to assume pursuant to Section 365 of the Bankruptcy Code, and agreed to be bound by, all of the terms and conditions of the Reinstatement Agreement and the customer agreement between IronNet Cybersecurity and AWS dated March 30, 2021 (the “AWS Agreement”). Upon payment to AWS of invoice arrearages and the September 2023 invoice on October 13, 2023, AWS reinstated IronNet Cybersecurity’s account and the AWS services pursuant to the AWS Agreement. Further, pursuant to the Reinstatement Agreement, IronNet Cybersecurity will be required to make weekly advance payments to AWS of fees and charges in an amount equal to at least one fourth of the previous month’s fees and charges, subject to certain minimum amounts specified in the Reinstatement Agreement. Pursuant to the Reinstatement Agreement, AWS may suspend the AWS services under the Customer Agreement if IronNet Cybersecurity fails to make the advance payments as required or if it does not pay any invoice in full within two business days of invoice issuance.

Rehiring of Certain Employees

On October 13, 2023, certain employees were re-hired by the Company in connection with the Chapter 11 proceedings. Hiring subsequently occurred in the ordinary course of business and as of January 29, 2024, the Company had 28 active employees.

First Day Motions

On October 13, 2023, the Bankruptcy Court approved a variety of “first day” motions seeking customary relief intended to enable the Debtors to continue ordinary course operations during the Chapter 11 Cases, including the motion relating to the Reinstatement Agreement as described in "— AWS Reinstatement" above and a motion to establish certain procedures to protect any potential value of the Debtor’s net operating loss carryforwards and other tax attributes (the “NOL Motion”).On October 13, 2023, the Bankruptcy Court entered an order approving the NOL Motion on an interim basis.

Filing of Joint Plan

On November 2, 2023, the Debtors filed a Joint Chapter 11 Plan of Reorganization of IronNet, Inc. and its Debtor Affiliates (as amended, the “Joint Plan”) and a related proposed disclosure statement. On January 18, 2024, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Joint Plan, which approved and confirmed the Joint Plan (the “Confirmation Order”). Among other things, the Joint Plan will result in in all of the Company’s equity securities being automatically cancelled, the issuance of new common equity to holders of certain claims under the Joint Plan, the issuance of certain takeback notes, and the settlement of other claims. The Debtors expect that the Effective Date of the Joint Plan will occur as soon as all conditions precedent to the Joint Plan have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Joint Plan will become effective.

Reorganization Accounting

Beginning on the Petition Date of the Chapter 11 Cases, the Company will apply ASC 852 in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the period of emergence from Chapter 11 (the “Effective Date”), to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as the write-off of unamortized debt issuance costs and premium on debt subject to compromise, legal and professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the condensed consolidated statements of operations and comprehensive loss. In addition, the balance sheet must distinguish between debtor pre-petition liabilities subject to compromise from pre-petition or post-petition liabilities that are not subject to compromise. Liabilities subject to compromise are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. For clarity, the financial statements included in this report for the period ended April 30, 2023 do not include the application of ASC 852.

Debtors-In-Possession

The Debtors are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Debtors have brought and will seek Bankruptcy Court approval of motions designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Debtors have filed motions with the Bankruptcy Court to authorize the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the

Debtors to, among other things: (i) pay employees’ wages and related obligations; (ii) pay prepetition claims of certain lien claimants and critical vendors; (iii) continue to operate their cash management system in a form substantially similar to pre-petition practice (iv) continue to maintain and administer certain existing customer programs; (v) pay taxes in the ordinary course; (vi) maintain their insurance program and surety bond program in the ordinary course; (vii) pay utility providers in the ordinary course; and (viii) to use cash collateral.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the petitions for the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

Post-Bankruptcy Financing

On January 17, 2024, IronNet Cybersecurity, Ferrous Investors LP, ITC Global Advisers, LLC and certain other parties entered into a Post-Bankruptcy Financing Term Sheet providing for the issuances of $15,000 of secured convertible notes following the Effective Date of the Joint Plan. Such post-Effective Date financing consists of secured convertible notes issuable by IronNet Cybersecurity that bear interest at 6.00% per annum and that will mature 48 months after issuance, unless converted into shares of Series A preferred stock of the Company. As of January 29, 2024, $500 has been issued to the Company under the Post-Bankruptcy Financing Term Sheet.

Chapter 11 Plan of Reorganization Confirmation

On January 18, 2024, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Amended Joint Chapter 11 Plan of Reorganization (the “Confirmation Order”), which approved and confirmed the Amended Joint Chapter 11 Plan of Reorganization of the Debtors. The Debtors expect that the effective date of the confirmed Chapter 11 plan of reorganization will occur as soon as all conditions precedent to Chapter 11 plan of reorganization have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Chapter 11 plan of reorganization will become effective.

Lease Termination

On November 30, 2023, the Company terminated its lease for its McLean, Virginia headquarters with immediate effect. The Company is seeking to establish a new office lease for a smaller facility more appropriate for the resized company in the Northern Virginia or Maryland area and is in active discussions with potential landlords regarding terms and lease language. This is expected to result in a significant monthly savings for the Company. ROU assets and liabilities associated with this terminated lease in total amount to $1,525 and 2,150, respectively.

On December 18, 2023, the Company terminated an equipment lease for equipment primarily used to support Q&A and customer support of an older iteration of the IronDefense solution that is no longer in production. This lease was canceled through the Chapter 11 reorganization process, helping to reduce the Company's expenses. ROU assets and liabilities associated with this terminated lease in total amount to $77 and $82, respectively.

Letter Agreement with C5

On July 11, 2023, the Letter Agreement (the “Letter Agreement”) executed on June 16, 2023 between the Company and C5 CC Ferrous, LLC, a Delaware limited Liability company, as amended on July 11, 2023 was deemed executed and delivered by the Parties in accordance with its terms. The transactions contemplated by the Letter Agreement have been superseded by the Chapter 11 Cases.

New York Stock Exchange Delisting

As previously disclosed, on July 17, 2023, the board of directors of the Company authorized the Company to voluntarily delist each class of its securities (including its warrants) from the New York Stock Exchange. On July 17, 2023, the Company delivered written notice to the Exchange of its intention to voluntarily delist each class of its common stock and its redeemable warrants from the New York Stock Exchange. The Company filed a Form 25 with the Securities and Exchange Commission relating to the delisting on July 27, 2023, and the delisting of its securities became effective on August 6, 2023. As a result of the delisting, the Company’s securities are traded on over-the-counter markets.

Additional Indebtedness

On May 19, 2023, the Company issued a secured convertible promissory note in the principal amount of $475 to GEN Keith B. Alexander (Ret.). Such note has the same terms with respect to interest rate, maturity and conversion as the secured promissory notes previously issued to GEN Alexander and certain other members of the Board or entities affiliated with members of the Board of Directors and C5. As noted above, the furlough of the Company’s employees, cessation of business operations and the filing of the Chapter 11 Cases constitute events of default under this note.

Between December 2022 and May 2023, the Company entered into Convertible Secured Promissory Notes, in the aggregate principal amount of $20,770, with certain of its directors and officers and entities affiliated with C5. On June 30, 2023, the Company and the noteholders executed amendments to these notes to extend the maturity dates thereof from June 30, 2023 to December 31, 2023. As noted above, the furlough of the Company’s employees, cessation of business operations and the filing of the Chapter 11 Cases constitute events of default under these notes.

On July 21, 2023, the Company entered into the Korr Note with Korr Acquisitions Group, Inc. In the original principal amount of $556. The Korr Note was issued and funded with original issue discount of $55, which is 9.9% of the aggregate principal amount of the Korr Note. The unpaid principal amount of the Korr Note bears interest at a rate of 8% from July 21, 2023, calculated on an actual/360 basis. The Korr Note is secured by receivables owing from time to time to the Company under certain support, solutions or services contract(s), as designated in the Korr Note. As noted above, the furlough of the Company’s employees, cessation of business operations and the filing of the Chapter 11 Cases constitute events of default under the Korr Note.

On August 23, 2023, the Company received written notice delivered on behalf of 3i pursuant to 3i Note and the other transaction documents entered into in connection therewith, stating that, among other things, the Company was in purported payment default and purported covenant default under the 3i Note and other transaction documents. Pursuant to such written notice, 3i made a demand for payment within five business days of the written notice of amounts purportedly owed to 3i by the Company as a result of such purported defaults. 3i indicated that it intended to pursue some or all of its rights and remedies against the Company if the Company did not repay the purported outstanding obligations under the 3i Note and the other transaction documents. As noted above, the furlough of the Company’s employees, cessation of business operations and the filing of the Chapter 11 Cases constitute events of default under the 3i Note.

On August 29, 2023, the Company issued secured promissory notes in an aggregate principal amount of $800 (the “August 2023 Notes”) to VADM Jan E. Tighe (Ret.) and Donald R. Dixon, members of the Company’s board of directors. The August 2023 Notes provided that the principal amount thereof was only to be used as follows: first, to satisfy accrued and unpaid employee payroll-related obligations of the Company; second, to pay an amount not to exceed $100 on account of employee, contractor or vendor expenses needed in the event the Company determined to prepare and file a bankruptcy proceeding; and third, to pay the premium for the Company’s director and officer tail insurance policy. The August 2023 Notes have a scheduled maturity date one year after issuance and bear interest at the rate of 13.8% per annum, payable at maturity. The Company’s obligations under the August 2023 Notes are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property. As noted above, the furlough of the Company’s employees, cessation of business operations and the filing of the Chapter 11 Cases constitute events of default under these notes.

As of January 29, 2024, the Company had $4,788 in convertible debt outstanding and $23,750 in non-convertible debt outstanding.

Securities Litigation

On April 22, 2022, a federal securities class action lawsuit was filed by a purported stockholder in the United States District Court for the Eastern District of Virginia (the “Court”). On July 15, 2022, the Court appointed a lead plaintiff for the action, and ordered that the action bear the caption In re IronNet, Inc. Securities Litigation, No. 1:22-cv-004499-RDA-JFA. On August 29, 2022, the lead plaintiff filed an amended complaint on behalf of a proposed class consisting of those who acquired our securities between September 14, 2021 and December 15, 2021. The amended complaint names us, our current Chief Executive Officer, our former co-Chief Executive Officer, and our former Chief Financial Officer as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“1934 Act”), as amended, for alleged misrepresentations and/or omissions in September 2021 regarding our financial guidance for fiscal year 2022 and a claim under Section 20A of the 1934 Act, as amended, for alleged trading on material nonpublic information by our current Chief Executive Officer. The amended complaint seeks an unspecified amount of damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On October 26, 2022, the defendants filed a motion to dismiss the amended complaint. On November 30, 2022, the lead plaintiff filed an opposition. On December 21, 2022, the defendants filed a reply in support of the motion to dismiss. The defendants’ motion to dismiss was denied on August 9, 2023. We believe the claims are without merit, intend to defend the case vigorously, and have not recorded a liability related to this lawsuit because, at this time, we are unable to estimate reasonably possible losses or determine whether an unfavorable outcome is probable.

Appointment of Certain Director

On October 10, 2023, Ivona Smith was elected as a director of the Board of the Company, effective upon the filing of the Chapter 11 Cases. Ms. Smith will serve as an independent director of the Company with respect to the Cases and pursuant to an Independent Director Agreement entered into between Ms. Smith and the Company on October 10, 2023 (the “Independent Director Agreement”). Pursuant to the Independent Director Agreement, Ms. Smith may only be removed as a director of the Company with the prior approval of the Bankruptcy Court. She may otherwise resign as a director at any time, and the Independent Director Agreement will otherwise terminate on the earlier of the effective date of a plan of liquidation of the Company pursuant to Chapter 11 of the Bankruptcy Code or the conversion of the Cases to cases under Chapter 7 of the Bankruptcy Code. Under the Independent Director Agreement, Ms. Smith’s compensation for service on the Board and on committees of the Board will consist of a monthly fee of $30,000 payable in advance each month, with the first monthly fee prorated for only that portion of the month remaining after October 10, 2023. Other than the Independent Director Agreement, there is no agreement or understanding between Ms. Smith and any other person pursuant to which she was selected as a director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to “IronNet,” “we,” “us,” “our”, “the Company” and other similar terms refer to IronNet, Inc. and its subsidiaries after giving effect to the Merger.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"), and the annual consolidated financial statements for the year ended January 31, 2023 and related notes included in our Annual Report on Form 10-K filed on May 16, 2023 (the "Annual Report"). The interim condensed consolidated financial statements in this Quarterly Report are presented in U.S. dollars rounded to the nearest thousand, with the amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) rounded to the nearest tenth of a million. Therefore, differences in the tables between totals and sums of the amounts listed may occur due to such rounding.

All forward-looking statements included herein are made only as of the date hereof. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ending January 31, 2024 and ended January 31, 2023 are referred to herein as "fiscal 2024" and "fiscal 2023," respectively.

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

Our Collective Defense platform is a subscription-based pricing and flexible delivery model, with 86.7% of our revenue for the three months ended April 30, 2023 related to deployments involving our key partner, AWS. To make it as easy as possible for customers to add Collective Defense into their existing security stack, we have built a rich set of APIs that enable integrations with standard security products, including SIEM, SOAR, EDR, NGFW tools, and cloud-native logs from the major public cloud providers.

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

On September 15, 2022, we issued a senior unsecured convertible promissory note to 3i, LP (“3i”) for an aggregate principal amount of $10.3 million, net of debt discount for cash proceeds of $10.0 million. As of April 30, 2023, the Company prepaid approximately $2.7 million of the convertible notes to 3i and, as a result, approximately $7.6 million principal amount of the convertible notes remained outstanding as of April 30, 2023. The Company subsequently prepaid $3.3 million and, as a result, approximately $4.2 million principal amount of the convertible notes remains outstanding thereafter. As of December 31, 2023, the conditions to the additional borrowing have not been met, and, as such, the Company is in default under these convertible notes. For more information, see "Liquidity and Capital Resources-3i Convertible Debt Facility" and see Note 9 and Note 13, Subsequent Events, to our interim condensed consolidated financial statements included in this report.

From December 2022 to August 2023, we issued and sold senior secured promissory notes in an aggregate principal amount of $8.5 million to a total of eight lenders, including certain members of our Board of Directors or their affiliates. For more information see "Liquidity and Capital Resources-Director and C5 Loans." The Company is in default under these secured promissory notes. See Note 9, Debt, and Note 13, Subsequent Events, to our interim condensed consolidated financial statements included in this report.

Between December 2022 and September 2023, we issued and sold senior secured convertible promissory notes in an aggregate amount of approximately $15.3 million to C5 Capital Limited ("C5"), one of our major stockholders. For more information see "Liquidity and Capital Resources-Director and C5 Loans.” The Company is in default under these notes. See Note 9, Debt, and Note 13, Subsequent Events, to our interim condensed consolidated financial statements included in this report.

During the three months ended April 30, 2023, we incurred a net loss of $9.2 million, of which $1.0 million related to non-cash expense related to stock-based compensation, and used $5.6 million in cash to fund our operations. As of April 30, 2023, we had $7.5 million of cash on hand to continue to fund our operations.

See Note 13, Subsequent Events, to our interim condensed consolidated financial statements included in this report, including, without limitation, with respect to additional indebtedness incurred after April 30, 2023, various events of default under the Company’s outstanding indebtedness and the filing of the Chapter 11 Cases.

Recent Developments

Chapter 11 Cases

On October 12, 2023, the Company and IronNet Cybersecurity, Inc. ("IronNet Cybersecurity"), the Company’s wholly-owned subsidiary (collectively, the “Debtors”), filed voluntary petitions for reorganization under the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court of Delaware ("Bankruptcy Court") (such cases, the “Chapter 11 Cases”). The Debtors and their subsidiaries continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 Cases are currently jointly administered under the caption In re IronNet, Inc. et al., Case No. 23-11710 (Bankr. D. Del. 2023).

On November 2, 2023, the Debtors filed the Joint Plan and a related proposed disclosure statement with the Bankruptcy Court. On January 18, 2024, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Joint Plan. The Debtors expect that the Effective Date of the Joint Plan will occur as soon as all conditions precedent to the Joint Plan have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Joint Plan will become effective.

On January 17, 2024, the IronNet Cybersecurity, Inc., Ferrous Investors LP, ITC Global Advisers, LLC and certain other parties entered into a Post-Bankruptcy Financing Term Sheet providing for the issuances of $15 million of secured convertible notes following the Effective Date of the Joint Plan. As of January 29, 2024, $0.5 million has been issued to the Company under the Post-Bankruptcy Financing Term Sheet.

See Note 13, Subsequent Events, to our interim condensed consolidated financial statements included in this report with respect to additional recent developments.

Liquidity and Going Concern

As of April 30, 2023, the Company had cash and cash equivalents of $7.5 million which is not legally restricted to use, and collectable receivables of $3.6 million, accounts payable and accrued expenses of $16.8 million, including $7.2 million due to taxing authorities, of which approximately $6.3 million was subsequently paid, $7.5 million in principal amounts owed on convertible debt and $19.0 million in principal amounts owed on related party debt, as discussed in Note 9.

In February 2022, the Company entered into an equity line with Tumim Stone Capital, LLC (“Tumim”) under which the Company may, in its discretion, sell shares of its common stock to Tumim subject to various conditions and limitations set forth in the purchase agreement with Tumim. As of April 30, 2023, the Company was not able to raise additional funds under the equity line with Tumim. Subsequently, on June 16, 2023, Tumim notified the Company of Tumim’s election to terminate the Purchase Agreement, effective as of June 20, 2023.

On September 14, 2022, the Company entered into a Securities Purchase Agreement ("SPA") with 3i LP ("3i"), which is an affiliate of Tumim, pursuant to which the Company agreed to sell and issue senior unsecured convertible promissory notes (the "Convertible Notes") to 3i in the aggregate principal amount of up to $25.8 million. On September 15, 2022, the Company issued a Convertible Note to 3i in the principal amount of $10.3 million, net of discount for cash proceeds of $10.0 million. The Company initially borrowed approximately $10.3 million and issued related Convertible Notes to 3i, including a 3% Original Issue Discount ("OID"), with an 18-month term. As of April 30, 2023, the Company prepaid approximately $2.7 million of the Convertible Notes to 3i and, as a result, approximately $7.6 million principal amount of the Convertible Note was outstanding as of the end of the period. The Company subsequently prepaid a total of $3.3 million of the Convertible Note in May and June 2023 and, as a result, approximately $4.2 million in principal remained outstanding thereafter. As of the date of this report, the conditions to the additional borrowing have not been met. See Note 9 and Note 13, Subsequent Events, for additional information.

Between December 14, 2022 and September 17, 2023, the Company issued senior secured promissory notes in an aggregate principal amount of $8.5 million to a total of eight lenders including directors of the Company. Between January 11, 2023 and August 31, 2023, the Company issued senior secured convertible promissory notes in the aggregate principal amount of $15.3 million to entities affiliated with C5 Capital Limited (“C5”), a beneficial owner of more than 5% of the Company’s outstanding common stock. As of April 30, 2023, the Company had issued $7.2 million in senior secured promissory notes to eight lenders and $11.8 million in senior secured convertible promissory notes to C5. See Note 9 and Note 13, Subsequent Events, for additional information.

On July 21, 2023, the Company entered into the Korr Note with Korr Acquisitions Group, Inc. In the original principal amount of $0.6 million (the "Korr Note"), which was issued with an original issue discount of 9.9%. We are currently in default under the Korr Note. See Note 9 to our interim condensed consolidated financial statements for additional information.

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

Despite the Company’s current operating plans to implement the Joint Plan and emerge from bankruptcy, focus its business, reduce its expenses, improve its margins and mitigate uncertainties related to the foregoing, management believes that the Company does not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of these consolidated financial statements without additional financing. Management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. The financial statements as of April 30, 2023 do not include any adjustments related to the filing of the Chapter 11 Cases.

Based on its current planned operations, in the absence of additional sources of liquidity, management anticipates that the Company’s existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet the Company’s operating and liquidity needs for any meaningful period of time following the date of this report. Given that additional sources of liquidity have not been available to it, the Company filed the Chapter 11 Cases. The Chapter 11 Cases have not been determined to alleviate the previously identified substantial doubt about the Company’s ability to continue as a going concern, including following the Effective Date of the Joint Plan. The Joint Plan was confirmed by the Bankruptcy Court on January 18, 2024. The Debtors expect that the Effective Date of the Joint Plan will occur as soon as all conditions precedent to the Joint Plan have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Joint Plan will become effective.

On September 2, 2023, the Company furloughed almost all of the Company’s employees and substantially curtailed business operations as a result of the Company’s liquidity position. Subsequently, on September 29, 2023, given the unavailability of additional sources of liquidity and after considering strategic alternatives, the Company ceased substantially all of its business activities and terminated the remaining employees of the Company and its subsidiaries. The furlough of employees and cessation of business operations constituted events of default on all of the Company’s outstanding indebtedness. See Note 13, Subsequent Events, for additional information.

On October 10, 2023, the Debtors and ITC Global Advisers LLC (“ITC GA”), and/or ITC GA’s designated affiliates and/or related funds or accounts, and such other lender parties that have agreed or may agree from time to time to provide commitments to fund the DIP Facility (as defined below) (the “DIP Facility Lender”) entered into a binding term sheet for debtor-in-possession financing (the “Term Sheet”), which sets forth the principal terms of a superpriority, senior secured debtor-in-possession credit facility (the “DIP Facility”, the credit agreement evidencing the DIP Facility, the “DIP Credit Agreement” and, together with the other definitive documents governing the DIP Facility and the DIP order, collectively, the “DIP Documents”), pursuant to which the DIP Facility Lender would provide the Company with a senior (priming) secured and superpriority debtor-in-possession delayed-draw term loan credit facility in an aggregate principal amount not to exceed $10.0 million, (the “Maximum Facility Amount”), consisting of up to $8.5 million of term loans (the “DIP Term Loans”) and $1.5 million of the Bridge Amount (as defined below) (collectively, the “DIP Loans”), subject to the terms and conditions set forth in the Term Sheet. Until the entry of a final order approving the DIP Facility by the Bankruptcy Court, a maximum amount of up to $4.5 million of the DIP Facility (inclusive of the Bridge Amount) would be available on an interim basis. See Note 13, Subsequent Events, for additional information.

Upon the execution of the Term Sheet, the DIP Facility Lender advanced the Bridge Amount of $1.5 million to the Company. The Bridge Amount is secured by all the assets of the Debtors. See Note 13, Subsequent Events, for additional information.

On October 12, 2023,the Debtors, filed the Chapter 11 Cases. In connection with the filing of the Chapter 11 Cases, the Debtors resumed business operations and rehired a portion of the previously furloughed and terminated employees. The Debtors and their subsidiaries continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The filing of the Charter 11 Cases constituted an event of default on all of the Company’s outstanding indebtedness. See Note 13, Subsequent Events, for additional information.

The Company’s ability to continue as a going concern is contingent upon its ability to generate sufficient liquidity to meet its contractual obligations and operating needs. Beginning on the Petition Date, it is also contingent upon its ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan of reorganization and emerge from the Chapter 11 Cases. As noted above, the Bankruptcy Court entered the Confirmation Order for the Joint Plan on January 18, 2024, and the Joint Plan will become effective upon satisfaction of the conditions precedent to the Joint Plan, including the adoption of the Company’s new organization documents, the recapitalization of the Company in accordance with the Joint Plan, the filing of any final plan supplements, the Debtors shall have entered into the exit financing facility contemplated by the Joint Plan, and other customary conditions. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Joint Plan will become effective. The Debtors expect that the Effective Date of the Joint Plan will occur as soon as all conditions precedent to the Joint Plan have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Joint Plan will become effective. See Note 13, Subsequent Events, for additional information.

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

As of April 30, 2023, the company had approximately 90 employees. As of January 29, 2024, the Company had approximately 28 employees.

On September 2, 2023, the Company furloughed almost all of the Company’s employees and substantially curtailed business operations as a result of the Company’s liquidity position. Subsequently, on September 29, 2023, given the unavailability of additional sources of liquidity and after considering strategic alternatives, the Company ceased substantially all of its business activities and terminated the remaining employees of the Company and its subsidiaries. On October 13, 2023, certain employees were re-hired by the Company in connection with the Chapter 11 proceedings.

See Note 13, Subsequent Events, to our interim condensed consolidated financial statements for additional information.

New York Stock Exchange Delisting

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

The Notices had no immediate impact on the listing of our common stock, which continued to be listed and traded on the NYSE during applicable cure periods, and did not result in a default under our material debt or other agreements during the period covered by this report.

On July 17, 2023, the board of directors of the Company authorized the Company to voluntarily delist each class of its securities (including its warrants) from the New York Stock Exchange. On July 17, 2023, the Company delivered written notice to the Exchange of its intention to voluntarily delist each class of its common stock and its redeemable warrants from the New York Stock Exchange. The Company filed a Form 25 with the Securities and Exchange Commission relating to the delisting on July 27, 2023, and the delisting of its securities became effective on August 6, 2023. As a result of the delisting, the Company’s securities are traded on over-the-counter markets.

Tumim Purchase Notices

Between November 25, 2022 and December 14, 2022, we issued a series of purchase notices (the “Purchase Notices”) to Tumim Stone Capital, LLC (“Tumim”) pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”) we entered into with Tumim on February 11, 2022. Pursuant to the Purchase Notices, we issued 2,511,365 shares of our common stock to Tumim and received aggregate proceeds of approximately $0.6 million. As of April 30, 2023, the Company was not able to raise additional funds under the equity line with Tumim. Subsequently, on June 16, 2023, Tumim notified the Company of Tumim’s election to terminate the Purchase Agreement, effective as of June 20, 2023. For more information on the Purchase Agreement, see “Liquidity and Capital Resources—Tumim Stone Capital Committed Equity Financing” and Note 13 to our interim condensed consolidated financial statements included in this report.

C5 Strategic Transaction

On December 28, 2022, we entered into an agreement with C5 pursuant to which we agreed to a mutual exclusivity period through January 31, 2023 to seek to negotiate definitive agreements with respect to a potential offer by C5 to acquire all of the outstanding common stock of the Company not presently owned by C5 and certain of its affiliates (the “Proposed Transaction”). Commencement of the exclusivity period was subject to C5 providing $2.0 million of financing described above under “ Director and C5 Loans.” The exclusivity period was subsequently extended on multiple occasions following additional financing from C5. Subsequently, on July 11, 2023, the Letter Agreement (the “Letter Agreement”) executed on June 16, 2023 between the Company and C5 CC Ferrous, LLC, a Delaware limited Liability company, as amended on July 11, 2023, was deemed executed and delivered by the Parties in accordance with its terms. The transactions contemplated by the Letter Agreement have been superseded by the Chapter 11 Cases. See Note 13 to our interim condensed consolidated financial statements included in this report.

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

	April 30,
	2023	2022

Recurring Software Customers	63	91
Year-over-year growth	(31)%	107%

Our recurring software customer count was negatively impacted in the first quarter of fiscal year 2024 by our current liquidity situation. We believe that our ability to strengthen our financial position and liquidity will also improve our customer retention and net new customer acquisition.

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

	April 30,
	2023	2022

Annual recurring revenue	$24.6	$30.1
Year-over-year growth	(18)%	18%

ARR decreased during the three months ended April 30, 2023 as a result of the decrease in recurring software customer count and the decrease in the number of existing contracts.

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

We calculate our dollar-based average contract length as follows:

a.
Numerator: We multiply the average total length of the contracts, measured in years or fractions thereof, by the respective revenue recognized for the three months ended April 30, 2023 and 2022, as applicable.
b.
Denominator: We use the revenue attributable to software and product customers for the three months ended April 30, 2023 and 2022 in the numerator. This effectively represents the revenue base that is being generated by those customers.

Dollar-based average contract length is obtained by dividing the Numerator by the Denominator. Our dollar-based average contract length decreased from 3.2 to 2.5 years, or 22%, as of the end of the three month period ended April 30, 2023 as compared to the end of the three month period ended April 30, 2022 due to significant longer term contracts ending.

	Three Months Ended April 30,
	2023	2022
	(in years)
Dollar-based average contract length	2.5	3.2

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

Calculated billings decreased by $5.0 million, or 43%, for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022. We expect that calculated billings will be affected by the timing of entering into agreements with customers and the mix of billings in each reporting period as we typically invoice customers multi-year or annually in advance and, to a lesser extent, monthly in advance.

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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated billings:

	Three Months Ended April 30,
	2023	2022	2023 vs 2022
	(in millions)
Revenue	$6.8	$6.7	0.1	1.5%
Add: Total Deferred revenue, end of period	26.9	38.5	(11.6)	(30.2)%
Less: Total Deferred revenue, beginning of period	27.1	33.6	(6.5)	(19.2)%
Calculated billings	$6.6	$11.6	(5.0)	(43.1)%

Components of Our Results of Operations

Revenue

Our revenues are derived from sales of product, subscriptions, subscription-like software products and software support contracts as well as from professional services. Products, subscriptions and support revenues accounted for 98% and 96% of our revenue in the three month periods ended April 30, 2023 and 2022, respectively. Professional services revenues accounted for 2% and 4% of our revenue in the three month periods ended April 30, 2023 and 2022, respectively.

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

Cost of Revenue

Cost of product, subscription and support revenue includes expenses related to our hosted security software and AWS Marketplace, employee-related costs of our customer facing support, such as salaries, bonuses and benefits, an allocated portion of administrative costs, and the amortization of deferred costs.

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

Interest expense

Interest expense primarily consists of interest expense incurred on the Convertible Notes and the notes issued to the Board of Directors and C5.

Other income

Other income consists primarily of changes in fair value of the conversion option derivative liabilities established related to the Convertible Notes and related party notes to reflect fair value at the end of the reporting period and foreign currency gains.

Other expense

Other expense consists primarily of losses on the disposal of fixed assets, foreign currency exchange losses, and the change in fair value of the conversion option derivative asset established related to the Purchase Agreement entered into with Tumim during fiscal year 2023 to reflect its fair value at the end of the reporting period.

Provision for income taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes and withholding taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets.

Results of Operations

Comparison of the Three Months Ended April 30, 2023 and 2022

The following tables set forth our consolidated statement of operations data for each period presented:

	Three Months Ended April 30,				2023 vs 2022
	2023	Percentage of Revenue	2022	Percentage of Revenue	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$6,663	98%	$6,443	96%	$220	3%
Professional services revenue	139	2%	245	4%	(106)	(43)%
Total revenue	6,802	100%	6,688	100%	114	2%
Cost of product, subscription and support revenue	2,674	39%	2,330	35%	344	15%
Cost of professional services revenue	9	0%	165	2%	(156)	(95)%
Total cost of revenue	2,683	39%	2,495	37%	188	8%
Gross profit	4,119	61%	4,193	63%	(74)	(2)%
Operating expenses
Research and development	3,382	50%	10,727	160%	(7,345)	(68)%
Sales and marketing	1,503	22%	10,667	159%	(9,164)	(86)%
General and administrative	7,123	105%	15,586	233%	(8,463)	(54)%
Total operating expenses	12,008	177%	36,980	553%	(24,972)	(68)%
Operating loss	(7,889)	(116)%	(32,787)	(490)%	24,898	(76)%
Interest expense	(1,329)	(20)%	(89)	(1)%	(1,240)	1,393%
Other income	200	3%	10	0%	190	1,900%
Other expense	(218)	(3)%	(291)	(5)%	73	(25)%
Loss before income taxes	(9,236)	(136)%	(33,157)	(496)%	23,921	(72)%
Provision for income taxes	(4)	(0)%	(11)	(0)%	7	(64)%
Net loss	$(9,240)	(136)%	(33,168)	(496)%	23,928	(72)%

Revenue

Total revenue increased by $0.1 million or 2% in the three months ended April 30, 2023, as compared to the same period in fiscal 2023.

Product, subscription and support revenue increased by $0.2 million or 3% primarily due net effect of our transition from contracts that had non-recurring elements which did not renew in full, replaced by revenues from contract forms that were designed to fully renew with legacy customers and signing new customers.

Professional services revenue decreased by $0.1 million or 43% in the three months ended April 30, 2023, as compared to the same period in fiscal 2023.

Cost of Revenue

Total cost of revenue increased by $0.2 million or 8%, in the three months ended April 30, 2023, as compared to the same period in fiscal 2023. Cost of product, subscription and support revenue increased by $0.3 million or 15%, in the three months ended April 30, 2023, as compared to the same period in fiscal 2023. The change was primarily due to an increase in cloud subscription customers and an increase in allocated labor costs related to software support services.

Cost of professional service cost of revenue decreased by $0.2 million or 95% in the three months ended April 30, 2023, as compared to the same period in fiscal 2023. The change was primarily due to a decrease in headcount and a decrease in the volume of professional services provided to customers.

Gross Profit and Gross Margin

Mix changes in cost of revenue resulted in a decrease in product, subscription, and support gross margin to 60% in the three months ended April 30, 2023, as compared to 64% in the same period in fiscal 2023, and an increase in professional services gross margin to 94% in the three months ended April 30, 2023 as compared to 33% in the same period in fiscal 2023. The period over period decrease in margin for product was primarily the result of an increase in allocated labor costs related to software support services. Professional services margin will continue to be volatile contract to contract.

The following tables show gross profit and gross margin, respectively, for product, subscription and support revenue and professional services revenue for the three months ended April 30, 2023 and 2022.

	Three Months Ended April 30,		2023 vs 2022
	2023	2022	Change $	Change %
	($ in thousands)
Product, subscription and support gross profit	$3,989	$4,113	$(124)	(3)%
Professional services gross profit	130	80	50	63%
Total gross profit	$4,119	$4,193	$(74)	59%

	Three Months Ended April 30,
	2023	2022	Change

Product, subscription and support margin	59.9%	63.8%	(4.0)%
Professional services margin	93.5%	32.7%	60.9%
Total gross margin	60.6%	62.7%	(2.1)%

Operating expenses

Research and development

Research and development expenses decreased by $7.3 million or 68% in the three months ended April 30, 2023, due to a decrease in non-cash stock compensation of $2.4 million, with the remaining decrease of $4.9 million primarily relates to a decrease in internal headcount, reduced AWS expense through improved practices, reduction of third party vendor costs when possible, and a decreased data center footprint.

Sales and marketing

Sales and marketing cost decreased by $9.2 million or 86% in the three months ended April 30, 2023, due to a decrease in non-cash stock compensation of $2.2 million. The remaining decrease of $6.9 million is driven by the decrease in headcount and cost saving actions.

General and administrative

General and administrative costs decreased by $8.5 million or 54% in the three months ended April 30, 2023, due to a decrease in non-cash stock compensation expense of $5.9 million, with the remaining decrease of $2.6 million primarily driven by the decrease in headcount and cost saving actions.

Interest expense

Interest expense increased by $1.2 million or 1,393% in the three months ended April 30, 2023, primarily as the result of interest expense incurred on the Convertible Note, C5 Notes, and Director Notes during the three months ended April 30, 2023.

Other income

Other income increased by $0.2 million or 1,900% in the three months ended April 30, 2023, primarily as the result of the decrease in fair value of the conversion option derivative liabilities established related to the Convertible Note and C5 Notes.

Other expense

The change in other expenses was immaterial to the results of operations.

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

Voluntary Chapter 11 Filings and Subsequent Events

Given that additional sources of liquidity were not available to us and after considering strategic alternatives, on September 2, 2023, we furloughed almost all of our employees and substantially curtailed business operations as a result of our liquidity position. Subsequently, on September 29, 2023, given the unavailability of additional sources of liquidity and after considering strategic alternatives, we ceased substantially all of our business activities and terminated our remaining employees. On October 12, 2023, we filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court (such cases, the “Chapter 11 Cases”). On October 13, 2023, certain employees were re-hired by the Company in connection with the Chapter 11 proceedings. As noted above, on January 18, 2024, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Chapter 11 plan. The Debtors expect that the Effective Date of the Joint Plan will occur as soon as all conditions precedent to the Chapter 11 plan have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Chapter 11 plan will become effective.

In addition to the Chapter 11 Cases, subsequent to April 30, 2023, our liquidity position and capital resources were adversely impacted by numerous events, we issued additional indebtedness (including a debtor-in-possession financing facility in connection with the Chapter 11 Cases) and defaulted under all of our outstanding indebtedness. See above under “— Financing to Date”, “— Recent Developments”, “— Reductions in Force”, “— NYSE Delisting”, and Note 13 to our interim condensed consolidated financial statements included in this report.

SVB Matters

Prior to March 10, 2023, we had a banking relationship with SVB. As of the closure of SVB on March 10, 2023, we held approximately $8.1 million in cash, cash equivalents and investments at or through SVB, which represented approximately 96% of our total cash, cash equivalents and investments as of that date. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors would have access to all of their money starting March 13, 2023. On March 13, 2023, we were able to access all $8.1 million in cash, cash equivalents and investments held at or through SVB. While we did not experience any losses in such accounts, the recent failure of SVB exposed us to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. To limit risk subsequent to the SVB failure, we took steps to diversify across multiple banks. As liquidity became tighter and the amount of funds held were reduced, we consolidated to one bank to make necessary payments.

Sources of Liquidity

We have incurred losses and negative cash flows from operations since inception. Through April 30, 2023, we have funded our operations with proceeds from sales of common stock and redeemable convertible preferred stock, proceeds related to the public trust shares held by Legacy LGL that were received as part of the Merger and recapitalization, the sale of Convertible Notes (as described below) to 3i, loans issued to the Board of Directors and C5, and receipts from sales of our products and services to customers in the ordinary course of business. As of April 30, 2023, we had cash and cash equivalents of $7.5 million, $7.4 million in convertible debt outstanding under the Convertible Note, $11.8 million in convertible debt outstanding under the C5 Notes, and $7.2 million in debt outstanding under the Director Notes, all described below. Through April 30, 2023, our primary source of liquidity has been the financing transactions described below and we are seeking additional debt funding in order to continue our operations. See Note 13 to our interim condensed consolidated financial statements included in this report.

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

Through January 31, 2023, we sold 2,511,365 shares to Tumim for gross proceeds of $0.6 million under the Purchase Agreement. However, as of April 30, 2023, we were not able to sell additional shares of common stock to Tumim under the Purchase Agreement.

Subsequently, on June 16, 2023, Tumim notified the Company of Tumim’s election to terminate the Purchase Agreement, effective as of June 20, 2023. See Note 13 to our interim condensed consolidated financial statements included in this report.

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

During the year ended January 31, 2023, we elected to pay one of the Installment Amounts due in cash and one Installment Amount through a combination of cash and the issuance of common stock, which resulted in the issuance of 1,363,636 shares of common stock for an aggregate conversion amount of $0.4 million. During the three months ended April 30, 2023, the Company paid two of the Installment Amounts due in cash. The Company failed to pay Installment Amounts in December 2022 and April 2023, which qualifies as an event of default per the Convertible Notes, and has resulted in the Company incurring interest at a rate of 10.0% per annum since the original event of default.

As of April 30, 2023, we had $7.7 million in principal and accrued and unpaid interest outstanding related to the Convertible Notes. The Company subsequently prepaid $3.3 million and, as a result, approximately $4.2 million principal amount of the convertible notes remains outstanding thereafter. We are currently in default under the Convertible Notes.

See Note 13 to our interim condensed consolidated financial statements included in this report for more information relating to the Convertible Notes and related events of default.

Director and C5 Loans

Between December 14, 2022 and December 16, 2022, we issued and sold senior secured promissory notes in an aggregate principal amount of $6.9 million (the “Initial Director Notes”) to a total of eight lenders, which included seven lenders who are either our directors or entities affiliated with our directors. Subsequently we and the holders of the Initial Director Notes agreed to amend and restate the Initial Director Notes to be substantially in the form to be issued to C5 (the “Director Notes”). This amendment and restatement occurred on January 11, 2023. On April 20, 2023, we issued and sold an additional Director Note in the amount of $0.3 million to the lender not affiliated with our directors. The Director Notes bear interest at a rate of 13.8% per annum from the respective dates of the Initial Director Notes, and the Director Notes were originally payable at scheduled maturity on June 30, 2023. On June 30, 2023, the Company and the noteholders executed amendments to these notes to extend the maturity dates thereof from June 30, 2023 to December 31, 2023. As of April 30, 2023, we had $7.2 million in principal and accrued interest outstanding related to the Director Notes.

On December 30, 2022, we issued a senior secured convertible promissory note in the principal amount of $2.0 million (the “Initial C5 Note”) to an affiliate of C5, which was amended and restated on January 11, 2023 (as amended and restated, the “Restated C5 Note”). On January 12, 2023, February 8, 2023, February 27, 2023, April 13, 2023, May 2, 2023 and May 8, 2023, we issued additional senior secured convertible promissory notes to affiliates of C5 (together with the Restated C5 Note, the “C5 Notes”) in principal amounts of $3.0 million, $4.0 million, $2.25 million, $0.6 million, $0.9 million, and $0.4 million, respectively. Each of the C5 Notes bear interest at a rate of 13.8% per annum from the date of issuance (or in the case of the Restated C5 Note, from the date of the Initial C5 Note), and all such notes were originally payable at scheduled maturity on June 30, 2023, subject to acceleration in certain circumstances. On June 30, 2023, the Company and the noteholders executed amendments to these notes to extend the maturity dates thereof from June 30, 2023 to December 31, 2023.

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

As of April 30, 2023, we had $12.2 million in principal and accrued interest outstanding related to the C5 Notes. We are currently in default under the Director Notes and the C5 Notes.

See Note 13 to our interim condensed consolidated financial statements included in this report, including with respect to the amendment of the foregoing notes, the issuance of additional Director Notes and C5 Notes, and the events of default under the Director Notes and the C5 Notes.

Long-Term Liquidity Requirements

Based on our current operating plan, management believes that we do not have sufficient cash and cash equivalents on hand to support our current operations for any meaningful period of time following the date of this report. Management has concluded that there is substantial doubt about our ability to continue as a going concern.

Given that additional sources of liquidity were not available to us and after considering strategic alternatives, on September 2, 2023, we furloughed almost all of our employees and substantially curtailed business operations as a result of our liquidity position. Subsequently, on September 29, 2023, given the unavailability of additional sources of liquidity and after considering strategic alternatives, we ceased substantially all of our business activities and terminated our remaining employees. On October 12, 2023, we filed the Chapter 11 Cases. On October 13, 2023, certain employees were re-hired by the Company in connection with the Chapter 11 proceedings. As noted above, on January 18, 2024, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Chapter 11 plan. The Debtors expect that the Effective Date of the Joint Plan will occur as soon as all conditions precedent to the Chapter 11 plan have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Chapter 11 plan will become effective.

In addition to the Chapter 11 Cases, subsequent to April 30, 2023, our liquidity position and capital resources were adversely impacted by numerous events, we issued additional indebtedness (including a debtor-in-possession financing facility in connection with the Chapter 11 Cases) and defaulted under all of our outstanding indebtedness. See above under “— Financing to Date”, “— Recent Developments”, “— Reductions in Force”, “— NYSE Delisting”, and Note 13 to our interim condensed consolidated financial statements included in this report.

While the Chapter 11 plan of reorganization has been confirmed by the Bankruptcy Court, we will require additional equity or debt financing in order to continue our operations, including following our emergence from bankruptcy. We may not be able to raise financing on terms acceptable to us or at all. If additional funds are not available to us on acceptable terms, or at all, we will likely need to wind down our operations.

Cash Flows

For the Three Months Ended April 30, 2023 and 2022

The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2023	2022
	(in millions)
Net cash used in operating activities	$(5.6)	$(22.2)
Net cash used in investing activities	$(0.3)	$(0.9)
Net cash provided by financing activities	$5.8	$6.9

Operating Activities

Net cash used in operating activities during the three months ended April 30, 2023 was $5.6 million, which was primarily driven by growth-related operating expenses exceeding the gross profits from sales, adjusted for non-cash charges of $2.7 million and net cash outflows of $1.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $1.0 million of stock compensation expense, $0.5 million of depreciation and amortization expense, and $1.1 million of non-cash interest expense. The remaining $6.6 million in net loss accounted for much of the net cash used in operating activities. Cash used in operating activities during the year was also driven by a decrease in accrued expenses of $1.3 million, which is the result of timing of new customer contracts, and a decrease in deferred revenue of $0.3 million, offset by cash collections of accounts receivable of $0.6 million, a decrease in deferred costs of $1.0 million and a decrease in prepaid expenses of $0.8 million.

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

Investing Activities

Net cash used in investing activities during the three months ended April 30, 2023 of $0.2 million was primarily a result of capitalized software development costs.

Net cash used in investing activities during the three months ended April 30, 2022 of $0.9 million was primarily a result of capitalized software development costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $5.8 million during the three months ended April 30, 2023 was primarily due to $7.1 million net cash proceeds from related party debt, which is offset by $1.4 million in repayments of debt.

Net cash provided by financing activities of $6.9 million during the three months ended April 30, 2022 was primarily due to $8.8 million net cash proceeds received to fund employee tax withholding obligations associated with vested RSUs, which is disbursed to the appropriate taxing authorities, offset by the $1.8 million payment to Tumim for the commitment fee.

Contractual Obligations

Our principal commitments consist of the obligations to repay amounts borrowed under (i) the Convertible Note issued to 3i, unless earlier converted into shares of our common stock under the terms of the Convertible Note, (ii) the Director Notes, and (iii) the C5 Notes. For more information regarding our indebtedness, see Notes 9 and 13 to our interim condensed consolidated financial statements included in this report.

We also have commitments consisting of lease obligations for office space and equipment. For more information regarding our lease obligations, see Note 8 to our interim condensed consolidated financial statements included in this report.

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

As of April 30, 2023, there was $10.1 million of unrecognized compensation cost related to unvested RSUs without performance obligations. The weighted average remaining vesting period was 2.31 years.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) Section A- Leases: Amendments to the FASB Accounting Standards Codification. The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. We adopted this standard and related amendments in the first quarter of fiscal 2023, using the modified retrospective approach.

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

Foreign Currency Risk

The significant majority of our sales contracts are denominated in U.S. dollars, with a small number of contracts denominated in foreign currencies. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Singapore Dollar, British Pound, Japanese Yen and Australian Dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical condensed consolidated financial statements for fiscal 2024 or fiscal 2023. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2023, the end of this period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2023 due to the material weaknesses in our internal control over financial reporting described below.

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

Management determined that these material weaknesses continued to exist as of April 30, 2023. These material weaknesses could result in a misstatement of substantially all accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as set forth below, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition. For information regarding subsequent legal proceedings, particularly the Chapter 11 Cases, see Note 13 to our interim condensed consolidated financial statements included in this report.

Securities Litigation

On April 22, 2022, a federal securities class action lawsuit was filed by a purported stockholder in the United States District Court for the Eastern District of Virginia (the “Court”). On July 15, 2022, the Court appointed a lead plaintiff for the action, and ordered that the action bear the caption In re IronNet, Inc. Securities Litigation, No. 1:22-cv-004499-RDA-JFA. On August 29, 2022, the lead plaintiff filed an amended complaint on behalf of a proposed class consisting of those who acquired our securities between September 14, 2021 and December 15, 2021. The amended complaint names us, our current Chief Executive Officer, our former co-Chief Executive Officer, and our former Chief Financial Officer as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“1934 Act”), as amended, for alleged misrepresentations and/or omissions in September 2021 regarding our financial guidance for fiscal year 2022 and a claim under Section 20A of the 1934 Act, as amended, for alleged trading on material nonpublic information by our current Chief Executive Officer. The amended complaint seeks an unspecified amount of damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees.

On October 26, 2022, the defendants filed a motion to dismiss the amended complaint. On November 30, 2022, the lead plaintiff filed an opposition. On December 21, 2022, the defendants filed a reply in support of the motion to dismiss. The defendants’ motion to dismiss was denied on August 9, 2023.

We believe the claims are without merit, intend to defend the case vigorously, and have not recorded a liability related to this lawsuit because, at this time, we are unable to estimate reasonably possible losses or determine whether an unfavorable outcome is probable.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Associated with Chapter 11 Proceedings

We are subject to the risks and uncertainties associated with Chapter 11 proceedings.

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•
our ability to successfully conduct a sale, execute a transaction, develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction, satisfy the conditions precedent to any Chapter 11 plan, or otherwise realize any value with respect to our assets;
•
our ability to obtain and/or maintain court approval with respect to motions filed in Chapter 11 proceedings from time to time;
•
our ability to operate within the restrictions and the liquidity limitations of any orders, including orders related to cash collateral, entered by the Bankruptcy Court in connection with the Chapter 11 Cases;
•
our ability to obtain sufficient financing, including the use of cash collateral, to allow us to emerge from bankruptcy and execute our business plan of reorganization post-emergence;
•
our ability to maintain our relationships with our customers, business partners, counterparties, employees and other third parties;
•
our ability to maintain contracts that are critical to our operations;
•
our ability to execute on our business plan;
•
our ability to attract, motivate and retain key employees;
•
the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy and emergence from Chapter 11;
•
the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding;
•
the substantial costs associated with Chapter 11 Cases, particularly if delays in the Chapter 11 Cases increase costs;
•
the ability of third parties to assert claims against the Company, which may be substantial;
•
the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans; and
•
uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our customers, business partners, counterparties, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, including a sale of all or part of our business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans or that may have on ultimate recovery for stakeholders, including creditors and stockholders.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business.

Additionally, so long as the Chapter 11 proceedings continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings, including potentially costs of litigation arising thereunder.

While the Debtors have made and will continue to make efforts to minimize the duration of the Chapter 11 Cases, it is impossible to predict with certainty the amount of time that the Debtors may spend in bankruptcy.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our business as debtors-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders and the creditors’ committee prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with a creditors’ committee and other parties-in-interest and one or more hearings. The creditors’ committee and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization or complete any Bankruptcy Court-approved sales of our Company or assets, or we may not be able to realize adequate consideration for such sales.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous potential, unanticipated delays, including that the Debtors may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm a Chapter 11 plan. Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm such a plan if other statutory requirements are not met. If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. Even if a Chapter 11 plan is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from bankruptcy proceedings. If we are unable to successfully reorganize, we may not be able to continue our operations.

In connection with the Chapter 11 Cases, we may attempt to sell all or certain of our assets pursuant to a sale under section 363 of the Bankruptcy Code or otherwise reorganize the Company pursuant to a Chapter 11 plan of reorganization. There can be no assurance that we will be successful in completing any such transactions because there may not be buyers willing to enter into any such transactions, we may not receive sufficient consideration for such assets, or there may be objections from our stakeholders. If we are unable to complete these transactions, it may be necessary to seek additional funding sources or possibly convert to a Chapter 7 liquidation process. If these transactions are completed, they may not generate the anticipated or desired outcomes.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, and our persistent net losses and negative cash flows from operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout the Chapter 11 proceedings. We cannot assure investors that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from the Chapter 11 proceedings.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the final cash collateral order, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to successfully conduct a sale, execute a transaction, or develop, confirm and consummate a Chapter 11 plan, satisfy the conditions precedent to any Chapter 11 plan, or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 proceedings.

As a result of the Chapter 11 proceedings, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our condensed consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing.

In particular, the amount and composition of our assets and liabilities could be significantly different as a result of the Chapter 11 Cases, and the description of our operations, assets, liabilities, contingencies, liquidity and capital resources included in our periodic reports or in any filing we make with the Bankruptcy Court may not accurately reflect such matters during the pendency of or following the Chapter 11 Cases or the value of our assets in an organized sale process in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result. The periodic financial information reported to the Bankruptcy Court is not presented in accordance with GAAP and may differ materially from information that has been or may in the future be provided as of quarter end in our periodic reports and may reflect estimates based on assumptions that may change significantly during the course of the Chapter 11 Cases or due to other contingencies, and, as applicable, is subject to all of the disclaimers presented therewith.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent condensed consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial conditions and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the Petition Date, or after such date but before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. We are not currently aware of any material claims against the Debtors that would not ultimately be discharged by a Chapter 11 plan of reorganization of the Debtors; however any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized Debtors and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

We have experienced, and may continue to experience, increased levels of employee attrition as a result of the Chapter 11 proceedings.

As previously disclosed, on September 2, 2023, the Company furloughed almost all of its employees and substantially curtailed the Company’s business operations until such time that the Company has sufficient operating liquidity to rehire a portion of the furloughed employees and to resume business operations. On September 29, 2023, given the unavailability of additional sources of liquidity and after considering strategic alternatives, all of our remaining employees were terminated, though certain key employees were subsequently re-hired in connection with the Chapter 11 proceedings. On October 13, 2023, certain employees were re-hired by the Company in connection with the Chapter 11 proceedings. As a result of the Chapter 11 proceedings, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Increased levels of employee attrition may cause us to rely on fewer employees, increase the number of key employees as a share of the total personnel we employ, and in some cases these employees may be less experienced which puts at greater risk our ability to execute our plans and strategies. To conserve our cash, most of the departed employees are not being replaced.

Senior management may leave the Debtors during the pendency of the Chapter 11 proceedings if not adequately compensated.

The Bankruptcy Code limits a debtor’s ability to pay bonus compensation to insiders absent court approval. While we have obtained Bankruptcy Court approval of an incentive program for certain members of senior management, certain modifications to this program or incentive programs for other insiders would require court approval. If we are unable to obtain court approval of any executive incentive bonus program, certain members of our senior management team may be undercompensated compared to both our market peers and their compensation prior to the Chapter 11 proceedings. There can be no assurance that members of our management team will continue to work for the Company under such circumstances. Should the Company lose all or part of the senior management team during the pendency of the Chapter 11 proceedings, we may experience substantial disruption and value destruction as a result.

Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders, including holders of our common stock.

Our post-bankruptcy capital structure has yet to be determined and may be set pursuant to a plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities. Existing equity securities are subject to a high risk of being cancelled. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our common stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of common stock, will ultimately be resolved, we expect that common stockholders will not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured indebtedness, are paid in full. Consequently, there is a significant risk that the holders of our common stock would receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.

Any Chapter 11 plan that we may implement will likely be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.

Any Chapter 11 plan that we may implement will affect both our capital structure and the ownership, structure and operation of our remaining business and will likely reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; and (ii) the overall strength and stability of general economic conditions, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our business.

In addition, any plan of reorganization will likely rely upon financial projections, including with respect to revenues, operating expenses, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful implementation of any plan of reorganization.

The amount of claims allowed could significantly exceed our estimates.

Although the Bankruptcy Court established bar dates for all creditors to file their proof of claim or interest, there can be no assurance regarding the amount of claims allowed to participate in distributions under a Chapter 11 plan or that such claims will not be significantly greater than may be anticipated which, could in turn result in the value of distributions to stakeholders being delayed, reduced, or eliminated entirely. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against us.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code, in which case our common stock would likely be worthless.

There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan because of, among other things, (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling such assets in a controlled manner, (ii) additional administrative expenses and delays resulting from the appointment of a Chapter 7 trustee, and/or (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Chapter 11 proceedings have caused our common stock to decrease in value materially or may render our common stock worthless.

We have a substantial amount of indebtedness that is senior to the Company’s existing shares of common stock in our capital structure. Recoveries in the Chapter 11 Cases for holders of common stock, if any, will depend upon the performance of our business, the value of our assets and other factors. Although we cannot predict how our common stock will be treated under any Chapter 11 plan at this time, the common stockholders may not receive a material, or any, recovery unless the holders of more senior claims and interests, such as secured indebtedness, are paid in full. Consequently, there is a significant risk that the holders of our common stock will receive little or no recovery under the Chapter 11 Cases and that our common stock will decrease in value materially or become worthless. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings.

Trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative and an investor could lose all or part of their investment.

The price of our common stock has been volatile following the commencement of the Chapter 11 Cases and has and may continue to decrease in value. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock. External factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially. Accordingly, we cannot assure investors of the liquidity of an active trading market, the ability to sell shares of our common stock when desired, or the prices that an investor may obtain for the shares of our common stock.

In the past, following periods of extreme volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. This and other securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.

Our common stock has been delisted from trading on the New York Stock Exchange, which has negatively impacted the trading price of our common stock and our stockholders and there may be risks involved with trading in an over-the-counter market.

Our common stock has been delisted from the New York Stock Exchange. As a result of the delisting, our common stock began trading exclusively on the over-the-counter markets on August 6, 2023. We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock is likely to be volatile and more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Chapter 11 Cases.

We may be adversely affected by potential litigation, including litigation arising out of the Chapter 11 Cases.

In the future, we may become parties to litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a Chapter 11 plan. It is not possible to predict the potential litigation that we may become party to nor the final resolution of such litigation. The impact of any such litigation on our business and financial stability, however, could be material.

There is substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q.

The Company’s ability to continue as a going concern is contingent upon its ability to generate sufficient liquidity to meet its contractual obligations and operating needs. Beginning on the Petition Date, it is also contingent upon its ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan of reorganization and emerge from the Chapter 11 Cases. As a result, the Company faces risks and uncertainties related to, among other things, (i) the Company’s ability to obtain requisite support for a Chapter 11 plan from various stakeholders, and (ii) the potentially disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of our control, including rulings by the Bankruptcy Court and the actions of the Company’s creditors. There can be no assurance that we will be successful in executing a transaction, or consummating a Chapter 11 plan with respect to the Chapter 11 Cases. As a result of risks and uncertainties related to the aforementioned conditions, the delisting of our common stock, and the effects of potential disruption resulting from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with our recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern for the next 12 months. See Note 13 to our interim condensed consolidated financial statements included in this report for additional details regarding the Chapter 11 Cases.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under all of our pre-petition debt instruments.

Risks Related to Our Business and Industry

We have a history of losses and may not be able to achieve or sustain profitability in the future.

We have incurred net losses in all periods since our inception. We experienced net losses of $111.0 million and $242.6 million for fiscal year 2023 and fiscal year 2022, respectively, and a net loss in the quarter ended April 30, 2023 of $9.2 million. As of April 30, 2023, we had an accumulated deficit of $538.1 million. We cannot predict when or whether we will ever reach or maintain profitability. We will also continue to incur significant operating expenses, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that we will achieve increases in our total revenue or improvements in our results of operations. We also expect to incur significant additional legal, accounting, and other expenses as a public operating company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

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

We derive a substantial portion of our revenue from a limited number of customers. For fiscal year 2023, eight customers accounted for 61% of our revenue, with two of those customers accounting for 22% of our revenue. During the first quarter of fiscal 2024, three customers accounted for 37% of revenue.

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

Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable, subject to budgetary uncertainty and typically involves long sales cycles. We have made significant investments to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. In fiscal year 2022 and 2023, and during the quarter ended April 30, 2023, several contracts that we previously expected would be signed with government organizations have not yet materialized due to funding delays. Sales to U.S. federal, state and local governmental agencies have not accounted for, and may never account for, a significant portion of our revenue. U.S. federal, state and local government sales are subject to a number of challenges and risks that may adversely impact our business. Sales to such government entities include the following risks:

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

We derived 23% and 9% of our total revenue from our international customers for the periods ended April 30, 2023 and 2022, respectively. Our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We have historically based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements will include, and may include in the future, those related to revenue recognition; allowance for doubtful accounts; costs to obtain or fulfill a contract; valuation of common stock; valuation of stock-based compensation; carrying value and useful lives of long-lived assets; obsolescence reserves for inventory; loss contingencies; and the provision for income and related deferred taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the market price of the common stock.

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

The following factors, in addition to other factors described in this “Risk Factors” section and included elsewhere in this Quarterly Report on Form 10-Q, may have a significant impact on the market price of our securities:

•
the delisting of our securities from the New York Stock Exchange and the subsequent trading of our securities over the counter;
•
the results of the Chapter 11 Cases;
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

Our directors, executive officers, and beneficial owners of 5% or more of our voting securities and their respective affiliates, beneficially owned, in the aggregate, approximately 30% and 32% of our outstanding common stock as of January 31, 2023 and April 30, 2023, respectively. This significant concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance it has provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC. Our management and other personnel need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time- consuming and costly. The increased costs may increase our net loss. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage as we did prior to becoming a public company. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as our executive officers. As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of shares of our common stock.

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

If we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access to the capital markets.

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
Cameron D. Pforr
Chief Financial Officer and President
(On behalf of the Registrant and as Principal Financial Officer)