Form 10-Q
period 2023-07-31
IronNet, Inc.
filed 2024-01-31
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IronNet, Inc.

Condensed Consolidated Balance Sheets

($ and share data in thousands, except par value per share)

(unaudited)

	July 31,	January 31,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$534	$7,568
Accounts receivable	2,840	3,373
Unbilled receivables	101	717
Accounts receivables	2,941	4,090
Inventory	2,643	2,669
Deferred costs	2,869	3,138
Prepaid warranty	1,111	1,218
Prepaid expenses	414	1,743
Other current assets	503	818
Total current assets	$11,015	$21,244
Deferred costs	1,482	2,975
Property and equipment, net	5,429	5,972
Prepaid warranty	626	1,141
Deposits and other assets	2,018	2,327
Total assets	$20,570	$33,659

Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$9,100	$7,287
Accrued expenses	3,581	9,973
Deferred revenue	15,431	17,180
Related party notes payable	23,055	11,845
Convertible notes payable	3,982	8,128
Conversion features on convertible notes payable	168	734
Income tax payable	426	412
Other current liabilities	671	735
Total current liabilities	56,414	56,294
Deferred revenue	7,449	9,961
Other long-term liabilities	1,780	2,128
Total liabilities	$65,643	$68,383
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 100,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 500,000 shares authorized; 120,865 and 111,466 shares issued and outstanding at July 31, 2023 and January 31, 2023, respectively	12	11
Additional paid-in capital	499,806	493,902
Accumulated other comprehensive income	65	59
Accumulated deficit	(544,956)	(528,696)
Total stockholders’ (deficit) equity	(45,073)	(34,724)
Total liabilities and stockholders' (deficit) equity	$20,570	$33,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Operations

($ in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Product, subscription and support revenue	$5,957	$6,214	$12,621	$12,657
Professional services revenue	34	394	172	639
Total revenue	5,991	6,608	12,793	13,296
Cost of product, subscription and support revenue	2,244	2,339	4,919	4,669
Cost of professional services revenue	80	149	88	314
Total cost of revenue	2,324	2,488	5,007	4,983
Gross profit	3,667	4,120	7,786	8,313
Operating expenses
Research and development	2,976	9,715	6,357	20,442
Sales and marketing	1,566	8,754	3,068	19,420
General and administrative	5,174	13,433	12,299	29,020
Total operating expenses	9,716	31,902	21,724	68,882
Operating loss	(6,049)	(27,782)	(13,938)	(60,569)
Interest expense	(1,209)	(74)	(2,538)	(163)
Other income	432	24	613	34
Other expense	(4)	(593)	(202)	(884)
Change in fair value of warrant liabilities	-	3	-	3
Loss before income taxes	(6,830)	(28,422)	(16,065)	(61,579)
Provision for income taxes	(9)	7	(13)	(5)
Net loss	(6,839)	(28,415)	(16,078)	(61,584)

Basic and diluted net loss per common share	(0.06)	(0.28)	(0.14)	(0.61)
Weighted average shares outstanding, basic and diluted	118,437	101,352	115,464	100,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Comprehensive Loss

($ in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(6,839)	$(28,415)	$(16,078)	$(61,584)
Foreign currency translations adjustment, net of tax	12	(173)	6	(265)
Total Comprehensive loss	$(6,827)	$(28,588)	$(16,072)	$(61,849)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended July 31, 2023 and 2022

($ in thousands, number of common stock in thousands)

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at January 31, 2023	111,466	$11	$493,902	$(528,696)	$59	$(34,724)
Cumulative effect adjustment for new accounting standard	-	-	-	(182)	-	(182)
Vesting of restricted stock units	695	-	-	-	-	-
Common stock issued for repayment of convertible debt	8,704	1	3,651	-	-	3,652
Stock-based compensation	-	-	2,253	-	-	2,253
Net loss	-	-	-	(16,078)	-	(16,078)
Foreign currency translation adjustment	-	-	-	-	6	6
Balance at July 31, 2023	120,865	12	499,806	(544,956)	65	(45,073)

Balance at January 31, 2022	88,876	$9	$455,849	$(417,686)	$271	$38,443
Exercise of stock options and settlement of restricted stock units	12,788	1	205	-	-	206
Statutory tax withholding related to net-share settlement of restricted stock units	(15)	-	(91)	-	-	(91)
Stock-based compensation	-	-	18,584	-	-	18,584
Net loss	-	-	-	(61,584)	-	(61,584)
Foreign currency translation adjustment	-	-	-	-	(265)	(265)
Balance at July 31, 2022	101,649	$10	$474,547	$(479,270)	$6	$(4,707)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended July 31, 2023 and 2022

($ in thousands, number of common stock in thousands)

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at April 30, 2023	111,776	$11	$494,901	$(538,117)	$53	$(43,152)
Vesting of restricted stock units	385	-	-	-	-	-
Common stock issued for repayment of convertible debt	8,704	1	3,651	-	-	3,652
Stock-based compensation	-	-	1,254	-	-	1,254
Net loss	-	-	-	(6,839)	-	(6,839)
Foreign currency translation adjustment	-	-	-		12	12
Balance at July 31, 2023	120,865	$12	$499,806	$(544,956)	$65	$(45,073)

Balance at April 30, 2022	100,426	$10	$467,296	$(450,854)	$179	$16,631
Exercise of stock options and settlement of restricted stock units	1,223	-	113	-	-	113
Stock-based compensation	-	-	7,138	-	-	7,138
Net loss	-	-	-	(28,416)	-	(28,416)
Foreign currency translation adjustment	-	-	-	-	(173)	(173)
Balance at July 31, 2022	101,649	$10	$474,547	$(479,270)	$6	$(4,707)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flows from operating activities
Net loss	$(16,078)	$(61,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect adjustment for new accounting standard	(182)	-
Depreciation and amortization	1,048	1,231
Gain on sale of fixed assets	-	(9)
Gain on disposal of fixed assets	(5)	—
Employee stock-based compensation	2,253	18,584
Change in fair value of warrant liabilities	-	(3)
Change in fair value of conversion options	(566)	—
Change in fair value of commitment fee	195	—
Conversion option accretion	367	—
Non-cash interest expense	2,178	165
Changes in operating assets and liabilities:
Accounts and related party receivable	1,148	634
Deferred costs	1,762	(284)
Inventories	25	(2,007)
Prepaid expenses	1,329	1,095
Other current assets	121	(36)
Prepaid warranty	622	(172)
Deposits and other assets	310	504
Accounts payable and accrued expenses	382	325
Income tax payable	14	(74)
Other liabilities	—	(2)
Deferred revenue	(4,261)	512
Operating lease liability	(299)	(582)
Net cash used in operating activities	(9,637)	(41,703)
Cash flows from investing activities
Purchases of property and equipment	—	(1,172)
Capitalized software development costs	(500)	(494)
Proceeds from the sale of fixed assets	—	10
Net cash used in investing activities	(500)	(1,656)
Cash flows from financing activities
Exercise of stock options	—	206
Statutory tax withholding related to net-share settlement of restricted stock units	—	(91)
Cash received to fund employee tax obligation for vested RSUs	112	19,823
Cash remitted to fund employee tax obligation for vested RSUs	(6,672)	(12,395)
Payment of equity line commitment fee	—	(1,750)
Proceeds from issuance of convertible notes	—	—
Proceeds from issuance of related party debt	11,150	—
Payment of debt issuance costs	—	—
Repayment of debt	(1,373)	—
Payment of finance lease obligations	(120)	(96)
Payment of common stock issuance costs	—	(96)
Net cash provided by financing activities	3,097	5,601
Effect of exchange rate changes on cash and cash equivalents	6	(265)
Net change in cash and cash equivalents	(7,034)	(38,023)
Cash and cash equivalents
Beginning of the period	$7,568	$47,673
End of the period	$534	$9,650
Supplemental disclosure of cash flow information
Cash paid for interest	$142	$—
Supplemental disclosures of non-cash investing and financing activities
Non-cash settlement of convertible debt for common stock	$3,320	$—

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

Voluntary Filings Under Chapter 11

On October 12, 2023 ("Petition Date"), the Company and IronNet Cybersecurity, (“IronNet Cybersecurity, Inc."), the Company’s wholly-owned subsidiary (collectively, the “Debtors”), filed voluntary petitions for reorganization under the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court of Delaware ("Bankruptcy Court") (such cases, the “Chapter 11 Cases”). The Debtors and their subsidiaries continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 Cases are currently jointly administered under the caption In re IronNet, Inc. et al., Case No. 23-11710 (Bankr. D. Del. 2023). See Note 13, Subsequent Events, for additional information.

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

The Company’s fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024. The results of operations for the three and six months ended July 31, 2023 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending January 31, 2024 or any future period.

The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of July 31, 2023, its results of operations for the three and six months ended July 31, 2023 and 2022, changes in stockholders’ equity for the three and six months ended July 31, 2023 and 2022, and cash flows for the six months ended July 31, 2023 and 2022. Certain prior-period amounts have been reclassified in the accompanying condensed consolidated financial statements and notes thereto in order to conform to the current period presentation. The accompanying unaudited condensed consolidated financial statements do not reflect the application of Financial Accounting Standards Board (“FASB”) Codification Topic 852, Reorganizations (“ASC 852”), as the Debtors did not file the Chapter 11 cases until October 12, 2023. Refer to Note 13, Subsequent Events, for more information.

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

As of July 31, 2023, the Company had cash and cash equivalents of $534 which is not legally restricted to use, and collectable receivables of $2,941, accounts payable and accrued expenses of $12,681, including $775 due to taxing authorities, $4,233 in principal amounts owed on convertible debt, $22,550 in principal amounts owed on related party debt, and $556 in principal amounts owed on the Korr Note, as discussed in Note 9.

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

On September 14, 2022, the Company entered into a Securities Purchase Agreement ("SPA") with 3i LP ("3i"), which is an affiliate of Tumim, pursuant to which the Company agreed to sell and issue senior unsecured convertible promissory notes (the "Convertible Notes") to 3i in the aggregate principal amount of up to $25,750. On September 15, 2022, the Company issued a Convertible Note to 3i in the principal amount of $10,300, net of discount for cash proceeds of $10,000. The Company initially borrowed approximately $10,300 and issued related Convertible Notes to 3i, including a 3% Original Issue Discount ("OID"), with an 18-month term. The Company prepaid approximately $6,067 of the Convertible Notes to 3i and, as a result, approximately $4,233 principal amount of the Convertible Note remained outstanding as of July 31, 2023. As of the date of this report, the conditions to the additional borrowing have not been met. See Note 9 and Note 13, Subsequent Events, for additional information.

Between December 14, 2022 and September 17, 2023, the Company issued senior secured promissory notes in an aggregate principal amount of $8,475 to a total of eight lenders including directors of the Company. Between January 11, 2023 and August 31, 2023, the Company issued senior secured convertible promissory notes in the aggregate principal amount of $15,275 to entities affiliated with C5 Capital Limited (“C5”), a beneficial owner of more than 5% of the Company’s outstanding common stock. As of July 31, 2023, the Company had issued $7,675 in senior secured promissory notes to eight lenders and $14,875 in senior secured convertible promissory notes to C5. See Note 9 and Note 13, Subsequent Events, for additional information.

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

Despite the Company’s current operating plans to implement the Joint Plan (as defined in Note 13) and emerge from bankruptcy, focus its business, reduce its expenses, improve its margins and mitigate uncertainties related to the foregoing, management believes that the Company does not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of these consolidated financial statements without additional financing. Management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. The financial statements as of July 31, 2023 do not include any adjustments related to the filing of the Chapter 11 Cases.

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

On October 10, 2023, the Debtors, and ITC Global Advisers LLC (“ITC GA”), and/or ITC GA’s designated affiliates and/or related funds or accounts, and such other lender parties that have agreed or may agree from time to time to provide commitments to fund the DIP Facility (as defined below) (the “DIP Facility Lender”) entered into a binding term sheet for debtor-in-possession financing (the “Term Sheet”), which sets forth the principal terms of a superpriority, senior secured debtor-in-possession credit facility (the “DIP Facility”, the credit agreement evidencing the DIP Facility, the “DIP Credit Agreement” and, together with the other definitive documents governing the DIP Facility and the DIP order, collectively, the “DIP Documents”), pursuant to which the DIP Facility Lender would provide the Company with a senior (priming) secured and superpriority debtor-in-possession delayed-draw term loan credit facility in an aggregate principal amount not to exceed $10,000, (the “Maximum Facility Amount”), consisting of up to $8,500 of term loans (the “DIP Term Loans”) and $1,499 of the Bridge Amount (as defined below) (collectively, the “DIP Loans”), subject to the terms and conditions set forth in the Term Sheet. Until the entry of a final order approving the DIP Facility by the Bankruptcy Court, a maximum amount of up to $4,500 of the DIP Facility (inclusive of the Bridge Amount) would be available on an interim basis. See Note 13, Subsequent Events, for additional information.

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

New York Stock Exchange Delisting

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

New Accounting Pronouncement Adopted in Fiscal 2024

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This standard requires a new method for recognizing credit losses that is referred to as the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument, unless the Company elects to recognize such instruments at fair value with changes in profit and loss (the fair value option). This standard is effective for the Company for the earlier of the fiscal years beginning after December 15, 2022 or the time at which the Company no longer qualifies as an emerging growth company ("EGC") under SEC rules. The Company adopted the standard as of February 1, 2023 on a modified retrospective basis resulting in an increase to the beginning balance of accumulated deficit of approximately $182 as of February 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures for the six-month period ended July 31, 2023. Results for reporting periods prior to FY2024 continue to be presented in accordance with previously applicable GAAP while results for subsequent reporting periods are presented under ASC 326.

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

The following table presents revenue by geographic location:

	Three Months Ended July 31,
	2023	2022
United States	$4,723	$5,735
International	1,268	873
Total	$5,991	$6,608

	Six Months Ended July 31,
	2023	2022
United States	$10,272	$11,844
International	2,521	1,452
Total	$12,793	$13,296

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

Revenue from subscriptions, which allow customers to use the Company's security software over a contracted period without taking possession of the software, and managed services, where the Company provides managed detection and response services for customers, is recognized over the contractual term. The cloud-based subscription revenue, where the Company also provides hosting, recognized for the three months ended July 31, 2023 and 2022 was $5,071 and $5,203, respectively, and for the six months ended July 31, 2023 and 2022 were $10,850 and $10,418, respectively. Overall product, subscription, and support revenue recognized for the three months ended July 31, 2023 and 2022, were $5,957 and $6,214, respectively, and for the six months ended July 31, 2023 and 2022, was $12,621 and $12,657, respectively.

Professional Services Revenue

The Company sells professional services, including cyber operations monitoring, security, training and tailored maturity assessments. Revenue derived from these services is recognized as the services are delivered. Revenue recognized from professional services for the three months ended July 31, 2023 and 2022, were $34 and $394, respectively. Revenue recognized from professional services for the six months ended July 31, 2023 and 2022, were $172 and $639, respectively.

Customer Concentration

For the six months ended July 31, 2023, 4 customers accounted for 51%, or $6,579, of the Company's revenue, and for the six months ended July 31, 2022, 2 customers accounted for 22%, or $2,943, of the Company’s revenue. Two customers represented 89% and 56% of the total accounts receivable balance as of July 31, 2023 and January 31, 2023, respectively. Customer B elected not to renew the contract with the Company that ended in September 2023. The Company continues to pursue a subsequent contract with Customer B.

Significant customers are those which represent at least 10% of the Company’s total revenue for a period. The following table presents customers that represented 10% or more of the Company’s total revenue:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2023	2022	2023	2022
Customer A	12%	12%	12%	11%
Customer B	12%	11%	11%	11%
Customer C	13%	*	14%	*
Customer D	15%	*	14%	*
	52%	23%	51%	22%

* - less than 10%

Deferred Costs

The Company defers contract fulfillment costs that include appliance hardware. The balances in deferred costs are as follows:

Balance at February 1, 2023	$4,362
Amounts recognized in cost of revenue	(1,282)
Costs deferred	117
Balance at July 31, 2023	$3,197

Balance at February 1, 2022	$4,604
Amounts recognized in cost of revenue	(6,104)
Costs deferred	5,485
Balance at July 31, 2022	$3,985

Capitalized costs are included in deferred costs on the consolidated balance sheet, of which $2,076 is current and $1,121 is long-term as of July 31, 2023. The balance of deferred commissions at July 31, 2023 and January 31, 2023 were $1,154 and $1,751, respectively. Deferred commissions are included in the deferred costs on the condensed consolidated balance sheets, of which $793 is current and $361 is long-term as of July 31, 2023.

Deferred Revenue

Deferred revenue represents amounts received from and/or billed to customers in excess of revenue recognized. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met.

The balance in deferred revenue is as follows:

Balance at February 1, 2023	$27,141
Revenue recognized	(12,793)
Amounts deferred	8,532
Balance at July 31, 2023	$22,880

Balance at February 1, 2022	$33,566
Revenue recognized	(13,296)
Amounts deferred	13,809
Balance at July 31, 2022	$34,079

Of the revenue recognized in the six months ended July 31, 2023 and 2022, $10,469 and $9,903 was included in deferred revenue as of January 31, 2023 and 2022, respectively.

Remaining Performance Obligations

As of July 31, 2023, the remaining performance obligations totaled $30,417. The Company’s recognition of revenue in the future thereon will be in:

Years Ending January 31,
2024 (6 months)	$10,766
2025	14,064
2026	4,511
2027	1,076
$30,417

3. Equity

Common Stock

As of July 31, 2023, the Company had 500,000 shares of common stock authorized and 120,865 shares of common stock issued and outstanding with a par value of $0.0001 per share.

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

Pursuant to the terms of the Purchase Agreement, at the time the Purchase Agreement and the Registration Rights Agreement were signed, the Company paid a cash fee of $1,750, or 1% of the Total Commitment, to Tumim as consideration for its commitment to purchase shares of the Company's common stock under the Purchase Agreement. The cash paid related to the Commitment Fee was recorded in the consolidated statement of cash flows as a financing activity. The Commitment Fee qualifies as a derivative asset under ASC 815-40 Derivatives and Hedging — Contracts in Entity's Own Equity and was established as an asset on the condensed consolidated balance sheet, which will be adjusted over the period of the agreement to reflect fair value, with changes in fair value being recognized as a component of other expense. The Commitment Fee is measured at fair value categorized within Level 3 of the fair value hierarchy and the value derived was not determined to be material. Change in fair value of the Commitment Fee for the six months ended July 31, 2023 of $195 was recognized in other expense in the condensed consolidated statement of operations. As of July 31, 2023, the Commitment Fee has no value.

There were no purchases of common stock under the Purchase Agreement during the six months ended July 31, 2023 and July 31, 2022. On June 16, 2023, Tumim notified the Company of Tumim’s election to terminate the Purchase Agreement, effective as of June 20, 2023. See Note 1, including under the heading “— Liquidity and Going Concern” and Note 13, Subsequent Events, for additional information.

Preferred Stock

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At July 31, 2023, there were no shares of preferred stock issued or outstanding.

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

As of July 31, 2023, the Company had 8,596 Public Warrants outstanding and not exercised.

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

The 2021 Equity Incentive Plan (the “2021 Plan”) was approved by Legacy LGL’s board of directors and by its stockholders on August 26, 2021. Under the 2021 Plan, upon its effectiveness, the Company was able to grant ISOs, RSUs and other equity securities to acquire, to convert into, or to receive up to 13,500 shares of common stock. The terms of the 2021 Plan include an evergreen provision that provides for an automatic share increase on February 1 of each year, in an amount equal to 5.0% of the sum of (a) the total number of shares of the Company’s common stock outstanding on January 31 of the immediately preceding fiscal year, plus (b) the number of shares of common stock reserved for issuance under the 2021 Plan as of January 31 of the immediately preceding fiscal year, but which have not yet been issued. In accordance with the evergreen provision, on February 1, 2022, the number of shares that can be issued under the 2021 Plan increased by 4,934 shares, and on February 1, 2023, the number of shares that can be issued under the 2021 plan increased by 5,818 shares, with a new limit following the increases of 24,252 shares

As of July 31, 2023, 15,732 shares equivalents remained available to issue under the 2021 Plan.

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

Presented below is a summary of the status of the stock options under the 2014 Stock Incentive Plan, as no stock options have been granted under the 2021 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value of Outstanding Options
Outstanding at February 1, 2023	530	$0.56	3.8	$773
Granted	-	-	-	-
Exercised	-	-	—	-
Forfeited or expired	(65)	0.36	2.7	-
Outstanding at July 31, 2023	465	$0.59	3.4	$—
Exercisable at July 31, 2023	465	$0.59	3.4	$—

For the three months ended July 31, 2023 and 2022, the Company recorded no compensation cost. For the six months ended July 31, 2023 and 2022, the Company recorded no compensation cost and an insignificant amount of compensation cost related to stock options, respectively. The fair value of the shares under stock options granted that vested during the six month periods ended July 31, 2023 and 2022 totaled $0 and $719, respectively.

Stock compensation expense for stock options is recognized on a straight line basis and with a provision for forfeitures matched to historical experience for matured grant cohorts. At July 31, 2023, there was no unrecognized compensation cost related to unvested stock options.

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

Presented below is a summary of the status of outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2023	4,361	$6.76
Granted	28	0.21
Vested	(722)	2.31
Forfeited or expired	(594)	5.88
Non-vested at July 31, 2023	3,073	$2.75

For the three months ended July 31, 2023, the Company recorded $1,254 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which ($39) is associated with RSUs on a graded vesting schedule and $1,293 is associated with RSUs on a straight-line vesting schedule. For the six months ended July 31, 2023, the Company recorded $2,253 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which ($336) is associated with RSUs on a graded vesting schedule and $2,590 is associated with RSUs on a straight-line vesting schedule. For the three months ended July 31, 2022, the Company recorded $7,121 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which $4,358 is associated with RSUs on a graded vesting schedule and $2,763 is associated with RSUs on a straight-line vesting schedule. For the six months ended July 31, 2022, the Company recorded $18,562 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which $12,946 is associated with RSUs on a graded vesting schedule and $5,616 is associated with RSUs on a straight-line vesting schedule.

Stock compensation expense for RSUs granted under the 2014 Plan, which contain both service and performance conditions, is recognized on a graded-scale basis, recognizing expense over the respective vesting period for each tranche of shares under each award granted. Stock compensation expense for RSUs granted under the 2021 Plan, which have only service vesting conditions is recognized on a straight-line basis over the vesting period. In the event that an RSU holder is terminated before the award is fully vested for RSUs granted under either Plan, the full amount of the unvested portion of the award will be recognized as a forfeiture in the period of termination.

The Company's default tax withholding method for RSUs is the sell-to-cover method, under which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are then remitted by the Company to taxing authorities.

As of July 31, 2023, there was $4,067 of unrecognized compensation cost related to unvested RSUs without performance obligations. The weighted average remaining vesting period was 2.06 years.

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

On September 15, 2022, the Company issued the Convertible Note. Pursuant to the terns of the Convertible Note, under certain circumstances the Company may be required to redeem all or a portion of the Convertible Note in cash. The convertible feature is measured at fair value categorized within Level 3 of the fair value hierarchy, with the fair value determined to be $774 on the date of issuance, which was determined to not be material. The fair value of the convertible feature was determined based on management assumptions and quotes received from financial institutions for obtaining additional debt financing. As of July 31, 2023, the fair value of the convertible feature was $168. The Company recognized non-cash income of $503 related to the change in fair value of the convertible feature during the six months ended July 31, 2023.

During the fiscal year ended January 31, 2023, the Company issued two senior secured convertible promissory notes to C5 in the amount of $5,000. During the six months ended July 31, 2023, the Company issued $9,875 in additional senior secured promissory notes to C5. These senior secured convertible promissory notes all may require the Company to convert all or a portion of the principal and accrued and unpaid interest into shares of redeemable stock at the option of the holder up to five calendar days prior to maturity. The convertible feature is measured at fair value categorized within Level 3 of the fair value hierarchy, with the fair value of the convertible feature related to the two senior secured convertible promissory notes issued during the year ended January 31, 2023 determined to be $63. The convertible features related to the senior secured convertible promissory notes issued during the six months ended July 31, 2023 were determined to have nominal value at issuance. The Company made this determination using a Black-Scholes option-pricing model. The Company recognized non-cash income of $0 and $63 related to the change in fair value of the convertible features during the three and six months ended July 31, 2023, respectively.

During the fiscal year ended January 31, 2023, the Company established a derivative asset related to the Commitment Fee incurred when entering into the Securities Purchase Agreement with 3i, which is measured at fair value categorized within Level 3 of the fair value hierarchy, with the value determined to not be material. As of July 31, 2023, the Commitment Fee has no value.

The Company’s Private Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants, as the transfer of a Private Warrant to anyone who is not a permitted transferee would result in the Private Warrant being converted to a Public Warrant. The Company determined that the fair value of each Private Warrant is equivalent to that of a Public Warrant. There have been observable transactions in the Company's Public Warrants and the Public Warrants had adequate trading volume between independent investors on the public market to provide a reliable indication of value. As of July 31, 2023 and 2022, the fair value of the Private Warrants was equal to that of the Public Warrants as they had substantially the same terms. However, as they are not actively traded, they are listed as a Level 2 in the fair value hierarchy table below.

Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on their maturities and their availability for use in current operations.

The following table presents our assets measured at fair value on a recurring basis:

	July 31, 2023				January 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6	$—	$—	$6	$6	$—	$—	$6
Commitment Fee	$—	$—	$—	$—	$—	$—	$195	$195
Total financial assets	$6	$—	$—	$6	$6	$—	$195	$201
Liabilities
Warrants	$—	$—	$—	$—	$—	$—	$—	$0
Conversion options	$—	$—	$168	$168	$—	$—	$734	$734
Total financial liabilities	$—	$—	$168	$168	$—	$—	$734	$734

The following table presents a summary of the changes in the fair value of the Company's Level 3 financial instruments:

	Convertible Notes Derivative Liability	C5 Notes Derivative Liability	Commitment Fee Derivative Asset
Fair Value as of January 31, 2023	$671	$63	$195
Change in fair value	(503)	(63)	(195)
Fair value as of July 31, 2023	$168	$-	$-

The Company did not hold any Level 3 financial instruments as of July 31, 2022.

6. Supplemental Balance Sheet Information

Accrued Expenses

Accrued expenses consisted of the following:

	July 31,	January 31,
	2023	2023
Accrued expenses	$1,775	$976
Taxes payable on behalf of employees related to vested RSUs	307	6,987
Estimated additional taxes payable related to vested RSUs	468	-
Unvouched payables	1,031	2,010
	$3,581	$9,973

The balance of accrued expenses as of July 31, 2023 and January 31, 2023 includes cash proceeds from the sale of shares on behalf of the holders of vested RSUs to cover the associated tax withholding liability under the sell-to-cover method. The Company made payments of $6,335 to the Internal Revenue Service ("IRS") during May 2023 to cover the portion owed to taxing authorities. In September 2023, a refund of $1,405 was received for overpayment of taxes due.

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

The lease balances are located in the following positions on the consolidated balance sheet.

	Balance Sheet Location	July 31, 2023	January 31, 2023
Assets
Operating	Deposits and other assets	$1,672	$1,885
Financing	Property and equipment, net	140	205

Liabilities
Current
Operating	Other current liabilities	$638	$607
Financing	Other current liabilities	36	130
Non-current
Operating	Other long-term liabilities	1,717	2,047
Financing	Other long-term liabilities	63	81

Total lease costs for the three and six months ended July 31, 2023 and 2022 were:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Operating lease cost	$146	$239	$291	$605
Short-term lease cost	359	641	985	1,183
Variable lease cost	51	(4)	29	44
Finance lease cost:
Amortization of right-of-use assets	32	23	65	45
Interest on lease liabilities	4	1	7	3
Total finance lease cost	$36	$24	$72	$48

The following table summarizes future scheduled lease payments as of July 31, 2023:

	Operating Leases	Finance Leases
Remaining six months of fiscal year 2024	377	24
2025	775	48
2026	797	45
2027	658	-
Total	$2,607	$117
Less: Imputed Interest	252	18
Present value of net lease payments	$2,355	$99

Lease liability, current portion	638	36
Lease liability, net of current portion	1,717	63
Total lease liability	$2,355	$99

Supplemental information and non-cash activities related to operating and finance leases as of July 31, 2023 and 2022 are as follows:

Cash paid for amounts included in the measurement of lease liabilities as of July 31, 2023
Operating cash flows from operating leases	$377
Operating cash flows from finance leases	7
Financing cash flows from finance leases	24
$408
Weighted average remaining lease term (in years)
Operating leases	3.58
Finance leases	2.50
Weighted average discount rate
Operating leases	6.36%
Finance leases	13.80%

Cash paid for amounts included in the measurement of lease liabilities as of July 31, 2022
Operating cash flows from operating leases	$699
Operating cash flows from finance leases	3
Financing cash flows from finance leases	96
$798
Weighted average remaining lease term (in years)
Operating leases	4.19
Finance leases	1.50
Weighted average discount rate
Operating leases	6.30%
Finance leases	5.67%

On November 30, 2023, the Company terminated the lease for and vacated its McLean Virginia headquarters. See Note 13, Subsequent Events, for additional information.

9. Debt

5% Convertible Promissory Notes due 2024

On September 14, 2022, the Company entered into the SPA with 3i, under which the Company agreed to sell and issue Convertible Notes to 3i in an aggregate principal amount of up to $25,750, which are convertible into shares of the Company's common stock, subject to certain conditions. On September 15, 2022, the Company issued a Convertible Note under the SPA in the principal amount of $10,300, including a 3% Original Issue Discount ("OID"), with an 18-month term. The Company prepaid approximately $6,067 of the Convertible Notes to 3i and, as a result, approximately $4,233 principal amount of the Convertible Note remained outstanding thereafter. As of the date of this report, the conditions to the additional borrowing have not been met. See Note 13, Subsequent Events, for additional information, including with respect to events of default under the Convertible Notes.

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

The Convertible Notes provide a conversion right pursuant to which 3i may convert any portion of the principal, together with any unpaid interest and other unpaid amounts, into shares of common stock at a conversion price of $7.50 per share, subject to adjustments in accordance with the terms of the Convertible Notes. The Convertible Note also contains provisions that provide 3i with the right, subject to certain exceptions, to require the Company to redeem all or a portion of the Convertible Note in cash. This convertible feature has been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount of $774 which reduced the book value of the $10,300 Convertible Note and increases prospectively the amount of interest expense to be recognized over the life of the Convertible Note. Due to the provisions that may provide 3i with the right to require the Company to redeem all or a portion of the Convertible Note in cash, the balance of the Convertible Note is included in current liabilities on the consolidated balance sheet. As of July 31, 2023, the fair value of the Convertible Notes was approximately $2,906 based on Level 3 inputs.

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

During the six months ended July 31, 2023, the Company paid two of the Installment Amounts due in cash and elected to pay $3,320 of the principal balance, along with $332 in accrued interest, through the issuance of common stock, which resulted in the issuance of 8,704 shares of common stock.

As of July 31, 2023, the effective interest rate on the Convertible Notes was 18.78%. The Company failed to pay Installment Amounts in December 2022, April 2023, and July 2023, which qualifies as an event of default per the Convertible Notes, and has resulted in the Company incurring interest at a rate of 10.0% per annum since the original event of default.

Interest expense for the three months ended July 31, 2023 related to the Convertible Notes was $380, which was a result of effective interest of $143 incurred under the $10,300 Convertible Note, as well as $102 in interest expense related to the amortization of related debt issuance costs and OID and $135 of interest expense related to the accretion of the debt discount created by the embedded conversion feature. Interest expense for the six months ended July 31, 2023 related to the Convertible Notes was $1,039, which was a result of effective interest of $492 incurred under the $10,300 Convertible Note, as well as $235 in interest expense related to the amortization of related debt issuance costs and OID and $312 of interest expense related to the accretion of the debt discount created by the embedded conversion feature. Interest expense is included in interest expense in the condensed consolidated statement of operations.

The following table presents the components of the Convertible Notes:

July 31, 2023
3i Convertible Promissory Notes	$4,090
Less: unamortized original issue discount and issuance costs	(108)
$3,982

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

On May 19, 2023, the Company issued a secured convertible promissory note in the principal amount of $475 to GEN Keith B. Alexander (Ret.), which has the same terms with respect to interest rate, maturity and conversion as the secured promissory notes previously issued to GEN Alexander and certain other members of the Board or entities affiliated with members of the Board of Directors and C5.

As of July 31, 2023, there is $7,675 in Director Notes outstanding. On June 30, 2023, the Company and the noteholders executed amendments to these notes to extend the maturity dates thereof from June 30, 2023 to December 31, 2023.

As of July 31, 2023, the fair value of the Director Notes was approximately $5,268 based on Level 3 inputs. Interest expense for the three and six months ended July 31 2023 was $268 and $504 and is included in interest expense in the condensed consolidated statement of operations.

As of January 29, 2024, there is $8,475 in principal amount of Director Notes outstanding. See Note 13, Subsequent Events, for additional information.

Convertible Promissory Notes with C5

On December 30, 2022, the Company issued a secured convertible promissory note in the principal amount of $2,000 (the “Initial C5 Note”) to an affiliate of C5, which was amended and restated on January 11, 2023 (as amended and restated, the “Restated C5 Note”). The Company issued additional senior secured convertible promissory notes to affiliates of C5 (together with the Restated C5 Note, the “C5 Notes”) in total principal amounts of $3,000 in fiscal 2023, $6,845 during the three months ended April 30, 2023, $3,030 during the three months ended July 31, 2023, and $400 thereafter. As of July 31, 2023, the Company had issued secured convertible promissory notes to C5 in the amount of $14,875.

Each of the C5 Notes bear interest at an annual rate of 13.8% per annum from the date of issuance (or in the case of the Restated C5 Note, from the date of the Initial C5 Note), and were originally payable at scheduled maturity on June 30, 2023, subject to acceleration in certain circumstances. On June 30, 2023, the Company and the noteholders executed amendments to these notes to extend the maturity dates thereof from June 30, 2023 to December 31, 2023.

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

The convertible feature included within the C5 Notes issued through January 31, 2023 was bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount of $63, which reduced the book value of the $5,000 C5 Notes outstanding at January 31, 2023 and increases prospectively the amount of interest expense to be recognized over the life of the C5 Notes. The convertible features for the C5 Notes issued during the six months ended July 31, 2023 were determined to have no value at issuance and were not bifurcated from the host contract as separate derivatives. Refer to Note 5 for more information. The proceeds received from the C5 Notes have been used to fund general corporate and working capital needs.

As of July 31, 2023, the fair value of the C5 Notes is approximately $10,210 based on Level 3 inputs. Interest expense related to the C5 Notes for the three and six months ended July 31, 2023 was $485 and $838, respectively. During the three and six months ended July 31, 2023, the Company also recognized interest expense of $23 and $55, respectively, related to the accretion of the debt discount created by the embedded conversion feature included within the C5 Notes issued through January 31, 2023, which is included in interest expense in the condensed consolidated statement of operations.

As of January 29, 2024, there was $15,275 of C5 Notes outstanding. See Note 13, Subsequent Events, for additional information.

Korr Note

On July 21, 2023, the Company entered into the Korr Note with Korr Acquisitions Group, Inc. In the original principal amount of $556. The Korr Note was issued and funded with original issue discount of $55, which is 9.9% of the aggregate principal amount. The Korr Note bears interest at a rate of 8% from July 21, 2023, calculated on an actual/360 basis. The Korr Note is payable upon the earlier of October 21, 2023 and the time at which the Company receives all amounts payable under certain covered agreements and is secured by receivables owing from time to time to the Company under those certain support, solutions or services contract(s), as designated in the Korr Note. The proceeds received from the Korr Note were used to fund general corporate and working capital needs.

As of July 31, 2023, the fair value of the Korr Note is approximately $343 based on Level 3 inputs. As of July 31, 2023, the effective interest rate on the Korr Note was 50.71%. Interest expense related to the Korr Note for the three and six months ended July 31, 2023 was $7, which was a result of effective interest of $2 incurred under the Korr Note, as well as $5 in interest expense related to the amortization of related OID, which is included in interest expense in the condensed consolidated statement of operations.

Debt Repayments

The following are scheduled principal repayments on debt, including convertible notes which can be settled in shares as of July 31, 2023, however the balances presented are classified as current in the consolidated balance sheet:

Fiscal year ending,	Principal
2024 (6 months)	$27,226
2025	113
Total	$27,339

The Company had accrued interest liabilities of $1,472 and $181 as of July 31, 2023 and January 31, 2023, respectively.

See Note 13, Subsequent Events, for additional information relating to the Company’s indebtedness subsequent to July 31, 2023, including the events of default currently pending related to all outstanding indebtedness, including as a result of the Chapter 11 Cases.

10. Income Taxes

The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (0.1)% and (0.01)% for the six months ended July 31, 2023 and 2022, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets and impact of foreign tax rate differential.

11. Related Party Transactions

Product, subscription and support revenue from Related Parties

Certain investors and companies who the Company is affiliated with purchased software, subscription and support revenue during the periods presented and the contracts with related parties ended in October 2022. There was no revenue from contracts with related parties recognized for the three and six months ended July 31, 2023. The Company recognized $210 and $737 of revenue from contracts with related parties for the three and six months ended July 31, 2022, respectively. There is no receivable balance as of July 31, 2023. The corresponding receivable was $0 as of January 31, 2023 after the Company recorded an allowance for bad debt of $1,283.

Indebtedness and Other Transactions

See Note 9 and Note 13 for additional information relating to indebtedness held by certain affiliates of the Company, including the BOD Notes, C5 Notes, and Korr Note.

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator: Net loss	$(6,839)	$(28,415)	$(16,078)	$(61,584)
Denominator: Basic and Diluted Weighted-average shares in computing net loss per share attributable to common stockholders	118,437	101,352	115,464	100,346
Net loss attributable to common stockholders—basic and diluted	$(0.06)	$(0.28)	$(0.14)	$(0.61)

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

	As of July 31, 2023	As of July 31, 2022
Shares of common stock issuable from stock options	465	—
Unvested RSUs	3,073	14,382
Convertible notes	8,544	—
Warrants	8,606	8,606
Potential common shares excluded from diluted net loss per share	20,688	22,988

13. Subsequent Events

Furlough and Temporary Cessation of Business Prior to Voluntary Chapter 11 Filings

As previously reported, on September 2, 2023, the Company furloughed almost all of the Company’s employees and substantially curtailed business operations as a result of the Company’s liquidity position. Subsequently, on September 29, 2023, given the unavailability of additional sources of liquidity and after considering strategic alternatives, the Company ceased substantially all of its business activities and terminated the remaining employees of the Company and its subsidiaries. The board of directors of the Company further authorized the Company to take such actions necessary to prepare for and, subject to final approval by the board of directors to be given at a subsequent meeting, file a voluntary petition for relief under the applicable provisions of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Bankruptcy Filing”) as expeditiously as possible. The foregoing furlough and cessation of business operations constituted events of default under the Company’s outstanding indebtedness for borrowed money (collectively, the “Outstanding Indebtedness”), including the senior unsecured convertible note issued to 3i on September 15, 2022 in the principal amount of approximately $4,233 and the other transaction documents entered into in connection therewith, including the Securities Purchase Agreement and Registration Rights Agreement dated September 14, 2022, the various secured promissory notes and the C5 Notes in the aggregate principal amount of approximately $15,275 outstanding as of the commencement of the Chapter 11 Cases discussed below, the Director Notes issued in December 2022, April 2023, May 2023 and August 29, 2023 to a total of eight lenders, including seven lenders who are either directors of the Company or entities affiliated with directors of the Company in the aggregate principal amount of approximately $8,475 outstanding as of the commencement of the Chapter 11 Cases discussed below, and the amended and restated security agreement related thereto, and the Korr Note issued in the aggregate principal amount of $556 outstanding as of the commencement of the Chapter 11 Cases discussed below.

DIP Facility and Chapter 11 Cases

DIP Facility

On October 10, 2023, the Debtors, and the DIP Facility Lender entered into a binding Term Sheet, which sets forth the principal terms of the DIP Documents, pursuant to which the DIP Facility Lender would provide the Company with a senior (priming) secured and superpriority debtor-in-possession delayed-draw term loan credit facility in an aggregate principal amount not to exceed $10,000 (the “Maximum Facility Amount”), consisting of DIP Term Loans of up to $8,500 and a Bridge Amount of $1,499, subject to the terms and conditions set forth in the Term Sheet. Until the entry of a final order approving the DIP Facility by the Bankruptcy Court, a maximum amount of up to $4,500 of the DIP Facility (inclusive of the Bridge Amount) would be available on an interim basis.

Upon the execution of the Term Sheet, the DIP Facility Lender had advanced the Bridge Amount of $1,499 to the Company. The Bridge Amount is secured by all the assets of the Debtors. As of January 29, 2024, the DIP Facility Lender had advanced an aggregate of $9,999 to the Company.

Voluntary Filing under Chapter 11

On October 12, 2023, the Debtors filed the Chapter 11 Cases. The Debtors and their subsidiaries continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 Cases are currently jointly administered under the caption In re IronNet, Inc. et al., Case No. 23-11710 (Bankr. D. Del. 2023)

The filing of the petitions for the Chapter 11 Cases constituted an event of default under all of the Outstanding Indebtedness.

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

Reorganization Accounting

Beginning on the Petition Date of the Chapter 11 Cases, the Company will apply ASC 852 in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the period of emergence from Chapter 11 (the “Effective Date”), to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as the write-off of unamortized debt issuance costs and premium on debt subject to compromise, legal and professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the condensed consolidated statements of operations and comprehensive loss. In addition, the balance sheet must distinguish between debtor pre-petition liabilities subject to compromise from pre-petition or post-petition liabilities that are not subject to compromise. Liabilities subject to compromise are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. For clarity, the financial statements included in this report for the period ended July 31, 2023 do not include the application of ASC 852.

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

Additional Indebtedness

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

Our Collective Defense platform is a subscription-based pricing and flexible delivery model, with 84.8% of our revenue for the six months ended July 31, 2023 related to deployments involving our key partner, AWS. To make it as easy as possible for customers to add Collective Defense into their existing security stack, we have built a rich set of APIs that enable integrations with standard security products, including SIEM, SOAR, EDR, NGFW tools, and cloud-native logs from the major public cloud providers.

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

On September 15, 2022, we issued a senior unsecured convertible promissory note to 3i, LP (“3i”) for an aggregate principal amount of $10.3 million, net of debt discount for cash proceeds of $10.0 million. The Company prepaid approximately $6.1 million of the Convertible Notes to 3i and, as a result, approximately $4.2 million principal amount of the Convertible Note remained outstanding as of July 31, 2023. As of December 31, 2023, the conditions to the additional borrowing have not been met, and, as the Company is in default under these convertible notes. For more information, see "Liquidity and Capital Resources-3i Convertible Debt Facility" and see Note 9, Debt, and Note 13 Subsequent Events, to our interim condensed consolidated financial statements included in this report.

From December 2022 to August 2023, we issued and sold senior secured promissory notes in an aggregate principal amount of 8.5 million to a total of eight lenders, including certain members of our Board of Directors or their affiliates. The Company is in default under these secured promissory notes. See Note 9 and Note 13, Subsequent Events, to our interim condensed consolidated financial statements included in this report.

Between December 2022 and September 2023, we issued and sold senior secured convertible promissory notes in an aggregate amount of approximately $15.3 million to C5 Capital Limited ("C5"), one of our major stockholders. For more information see "Liquidity and Capital Resources-Director and C5 Loans.” The Company is in default under these notes. See Note 9, Debt and Note 13, Subsequent Events, to our interim condensed consolidated financial statements included in this report.

In July 2023, we entered into the Korr Note with Korr Acquisition Group, Inc., in the original principal amount of $0.6 million (the "Korr Note"), which was issued and funded with an original issue discount of 9.9%. For more information see "Liquidity and Capital Resources-Korr Note.” The Company is in default under these notes. See Note 9, Debt to our interim condensed consolidated financial statements included in this report.

During the six months ended July 31, 2023, we incurred a net loss of $16.1 million, of which $2.3 million related to non-cash expense related to stock-based compensation, and used $9.6 million in cash to fund our operations. As of July 31, 2023, we had $0.5 million of cash on hand to continue to fund our operations.

See Note 13, Subsequent Events, to our interim condensed consolidated financial statements included in this report, including, without limitation, with respect to additional indebtedness incurred after July 31, 2023, various events of default under the Company’s outstanding indebtedness and the filing of the Chapter 11 Cases.

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

Liquidity and Going Concern

As of July 31, 2023, the Company had cash and cash equivalents of $0.5 million which is not legally restricted to use, collectable receivables of $2.9 million, accounts payable and accrued expenses of $12.7 million, including $0.8 million due to taxing authorities, $4.2 million in principal amounts owed on convertible debt, $23.1 million in principal amounts owed on related party debt, and $0.6 million in principal amounts owed on the Korr Note, as discussed in Note 9.

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

On September 14, 2022, the Company entered into a Securities Purchase Agreement ("SPA") with 3i LP ("3i"), which is an affiliate of Tumim, pursuant to which the Company agreed to sell and issue senior unsecured convertible promissory notes (the "Convertible Notes") to 3i in the aggregate principal amount of up to $25.8 million. On September 15, 2022, the Company issued a Convertible Note to 3i in the principal amount of $10.3 million, net of discount for cash proceeds of $10 million. The Company initially borrowed approximately $10.3 million and issued related Convertible Notes to 3i, including a 3% Original Issue Discount ("OID"), with an 18-month term. The Company prepaid approximately $6.1 million of the Convertible Notes to 3i and, as a result, approximately $4.2 million principal amount of the Convertible Note remained outstanding as of July 31, 2023. As of the date of this report, the conditions to the additional borrowing have not been met. See Note 9 and Note 13, Subsequent Events, to our interim condensed consolidated financial statements for additional information.

Between December 14, 2022 and September 17, 2023, the Company issued senior secured promissory notes in an aggregate principal amount of $8.5 million to a total of eight lenders including directors of the Company. Between January 11, 2023 and August 31, 2023, the Company issued senior secured convertible promissory notes in the aggregate principal amount of $15.3 million to entities affiliated with C5 Capital Limited (“C5”), a beneficial owner of more than 5% of the Company’s outstanding common stock. As of July 31, 2023, the Company had issued $7.7 million in senior secured promissory notes to eight lenders and $14.9 million in senior secured convertible promissory notes to C5. See Note 9 and Note 13, Subsequent Events, to our interim condensed consolidated financial statements for additional information.

On July 21, 2023, the Company entered into the Korr Note with Korr Acquisitions Group, Inc. In the original principal amount of $0.6 million, with an original issue discount of 9.9%. We are currently in default under the Korr Note. See Note 9 to our interim condensed consolidated financial statements for additional information.

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

Despite the Company’s current operating plans to implement the Joint Plan and emerge from bankruptcy, focus its business, reduce its expenses, improve its margins and mitigate uncertainties related to the foregoing, management believes that the Company does not have sufficient cash and cash equivalents on hand to support current operations for at least one year from the date of issuance of these consolidated financial statements without additional financing. Management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern. The financial statements as of July 31, 2023 do not include any adjustments related to the filing of the Chapter 11 Cases.

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

Based on its current planned operations, in the absence of additional sources of liquidity, management anticipates that the Company’s existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet the Company’s operating and liquidity needs for any meaningful period of time following the date of this report. Given that additional sources of liquidity have not been available to it, the Company filed the Chapter 11 Cases. The Chapter 11 Cases have not been determined to alleviate the previously identified substantial doubt about the Company’s ability to continue as a going concern. As noted above, on January 18, 2024, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Chapter 11 plan. The Debtors expect that the Effective Date of the Joint Plan will occur as soon as all conditions precedent to the Chapter 11 plan have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Chapter 11 plan will become effective.

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

As of July 31, 2023, the company had approximately 90 employees. As of January 29, 2024, the Company had approximately 28 employees.

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

Tumim Purchase Notices

Between November 25, 2022 and December 14, 2022, we issued a series of purchase notices (the “Purchase Notices”) to Tumim Stone Capital, LLC (“Tumim”) pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”) we entered into with Tumim on February 11, 2022. Pursuant to the Purchase Notices, we issued 2,511,365 shares of our common stock to Tumim and received aggregate proceeds of approximately $0.6 million. On June 16, 2023, Tumim notified the Company of Tumim’s election to terminate the Purchase Agreement, effective as of June 20, 2023. For more information on the Purchase Agreement, see “Liquidity and Capital Resources—Tumim Stone Capital Committed Equity Financing.”” and Note 13 to our interim condensed consolidated financial statements included in this report.

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

	July 31,
	2023	2022

Recurring Software Customers	54	78
Year-over-year growth	(31)%	77%

Our recurring software customer count was negatively impacted in the first and second quarter of fiscal year 2024 by our current liquidity situation. We believe that our ability to strengthen our financial position and liquidity will also improve our customer retention and net new customer acquisition.

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

	July 31,
	2023	2022

Annual recurring revenue	$21.5	$26.5
Year-over-year growth	(19)%	10%

ARR decreased during the six months ended July 31, 2023 as a result of the decrease in recurring software customer count and the decrease in the number of existing contracts.

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

We calculate our dollar-based average contract length as follows:

a.
Numerator: We multiply the average total length of the contracts, measured in years or fractions thereof, by the respective revenue recognized for the six months ended July 31, 2023 and 2022, as applicable.
b.
Denominator: We use the revenue attributable to software and product customers for the six months ended July 31, 2023 and 2022 in the numerator. This effectively represents the revenue base that is being generated by those customers.

Dollar-based average contract length is obtained by dividing the Numerator by the Denominator. Our dollar-based average contract length remained consistent at 3.2 years as of the end of the six month period ended July 31, 2023 as compared to the end of the six month period ended July 31, 2022.

	Six Months Ended July 31,
	2023	2022
	(in years)
Dollar-based average contract length	3.2	3.2

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

Calculated billings decreased by $5.2 million, or 38%, for the six months ended July 31, 2023 as compared to the six months ended July 31, 2022, and decreased by $0.2 million, or 9%, for the three months ended July 31, 2023 as compared to the three months ended in July 31, 2022. We expect that calculated billings will be affected by the timing of entering into agreements with customers and the mix of billings in each reporting period as we typically invoice customers multi-year or annually in advance and, to a lesser extent, monthly in advance.

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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated billings:

	Three Months Ended July 31,
	2023	2022	2023 vs 2022
	(in millions)
Revenue	$6.0	$6.6	(0.6)	(9.2)%
Add: Total Deferred revenue, end of period	22.9	34.1	(11.2)	(32.8)%
Less: Total Deferred revenue, beginning of period	26.9	38.5	(11.6)	(30.1)%
Calculated billings	$2.0	$2.2	(0.2)	(9.5)%

	Six Months Ended July 31,
	2023	2022	2023 vs 2022
	(in millions)
Revenue	$12.8	$13.3	(0.5)	(3.8)%
Add: Total Deferred revenue, end of period	22.9	34.1	(11.2)	(32.8)%
Less: Total Deferred revenue, beginning of period	27.1	33.6	(6.5)	(19.3)%
Calculated billings	$8.6	$13.8	(5.2)	(37.7)%

Components of Our Results of Operations

Revenue

Our revenues are derived from sales of product, subscriptions, subscription-like software products and software support contracts as well as from professional services. Products, subscriptions and support revenues accounted for 99% and 94% our revenue in the three month periods ended July 31, 2023 and 2022, respectively. Products, subscriptions and support revenues accounted for 99% and 95% our revenue in the six month periods ended July 31, 2023 and 2022, respectively. 2023. Professional services revenues accounted for 1% and 6% of our revenue in the three month periods ended July 31, 2023 and 2022, respectively. Professional services revenues accounted for 1% and 5% of our revenue in the six month periods ended July 31, 2023 and 2022, respectively.

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

Results of Operations

Comparison of the Three Months Ended July 31, 2023 and 2022

The following tables set forth our consolidated statement of operations data for each period presented:

	Three Months Ended July 31,				2023 vs 2022
	2023	Percentage of Revenue	2022	Percentage of Revenue	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$5,957	99%	$6,214	94%	$(257)	(4)%
Professional services revenue	34	1%	394	6%	(360)	(91)%
Total revenue	5,991	100%	6,608	100%	(617)	(9)%
Cost of product, subscription and support revenue	2,244	37%	2,339	35%	(95)	(4)%
Cost of professional services revenue	80	1%	149	2%	(69)	(46)%
Total cost of revenue	2,324	39%	2,488	38%	(164)	(7)%
Gross profit	3,667	61%	4,120	62%	(453)	(11)%
Operating expenses
Research and development	2,976	50%	9,715	147%	(6,739)	(69)%
Sales and marketing	1,566	26%	8,754	132%	(7,188)	(82)%
General and administrative	5,174	86%	13,433	203%	(8,259)	(61)%
Total operating expenses	9,716	162%	31,902	483%	(22,186)	(70)%
Operating loss	(6,049)	(101)%	(27,782)	(420)%	21,733	(78)%
Interest expense	(1,209)	(20)%	(74)	(1)%	(1,135)	1,534%
Other income	432	7%	24	0%	408	1,700%
Other expense	(4)	(0)%	(593)	(9)%	589	(99)%
Change in fair value of warrant liabilities	-	—%	3	0%	(3)	(100)%
Loss before income taxes	(6,830)	(114)%	(28,422)	(430)%	21,592	(76)%
Provision for income taxes	(9)	(0)%	7	0%	(16)	(229)%
Net loss	$(6,839)	(114)%	(28,415)	(430)%	21,576	(76)%

Revenue

Total revenue decreased by $0.6 million or 9% in the three months ended July 31, 2023, as compared to the same period in fiscal 2023.

Product, subscription and support revenue decreased by $0.3 million or 4% primarily due to net effect of our transition from contracts that had non-recurring elements which did not renew in full, replaced by revenues from contract forms that were designed to fully renew with legacy customers and signing new customers.

Professional services revenue decreased by $0.4 million or 91% in the three months ended July 31, 2023, as compared to the same period in fiscal 2023. The decrease is due to fewer service contracts and decrease in professional services employees and contractors.

Cost of Revenue

Total cost of revenue decreased by $0.2 million or 7% in the three months ended July 31, 2023, as compared to the same period in fiscal 2023. Cost of product, subscription and support revenue decreased by $0.1 million or 4% in the three months ended July 31, 2023, as compared to the same period in fiscal 2023. The change was primarily due to decrease in cloud subscription customers and optimization of cloud computing costs offset by an increase in costs related to IronRadar.

Cost of professional service cost of revenue decreased by $0.1 million or 46% in the three months ended July 31, 2023, as compared to the same period in fiscal 2023. The change was primarily due to a decrease in headcount and a decrease in the volume of professional services provided to customers.

Gross Profit and Gross Margin

Product, subscription and support gross margin stayed consistent at 62% in the three months ended July 31, 2023, as compared to the same period in fiscal 2023, and a decrease in professional services gross margin to (135)% in the three months ended July 31, 2023 as compared to 62% in the same period in fiscal 2023. The period over period decrease in margin for product was primarily the result of a decrease in allocated labor costs related to software support services due to a decrease in headcount. Professional services margin will continue to be volatile contract to contract.

The following tables show gross profit and gross margin, respectively, for product, subscription and support revenue and professional services revenue for the three months ended July 31, 2023 and 2022.

	Three Months Ended July 31,		2023 vs 2022
	2023	2022	Change $	Change %
	($ in millions)
Product, subscription and support gross profit	$3.7	$3.9	$(0.2)	(4)%
Professional services gross profit	(0.0)	0.2	$(0.3)	(119)%
Total gross profit	$3.7	$4.1	$(0.5)	(123)%

	Three Months Ended July 31,
	2023	2022	Change

Product, subscription and support margin	62.3%	62.4%	(0.0)%
Professional services margin	(135.3)%	62.2%	-197.5%
Total gross margin	61.2%	62.3%	(1.1)%

Operating expenses

Research and development

Research and development expenses decreased by $6.7 million or 69% in the three months ended July 31, 2023, due to a decrease in employee costs of $4.1 million, a decrease in non-cash stock compensation of $1.3 million, with the remaining decrease of $1.3 million primarily relates reduced AWS expense through improved practices, reduction of third party vendor costs when possible, and a decreased data center footprint.

Sales and marketing

Sales and marketing cost decreased by $7.2 million or 82% in the three months ended July 31, 2023, due to a decrease in employee costs of $4.3 million, a decrease in non-cash stock compensation of $1.6 million. The remaining decrease of $1.3 million is driven by the decrease in headcount and cost saving actions.

General and administrative

General and administrative costs decreased by $8.3 million or 61% in the three months ended July 31, 2023, due to a decrease in non-cash stock compensation expense of $4.4 million, with the remaining decrease of $3.9 million primarily driven by the decrease in headcount and cost saving actions.

Interest expense

Interest expense increased by $1.1 million in the six months ended July 31, 2023, primarily as the result of interest expense incurred on the Convertible Note, C5 Notes, and Director Notes.

Other income

Other income increased by $0.4 million in the three months ended July 31, 2023, primarily as the result of the decrease in fair value of the conversion option derivative liabilities established related to the Convertible Note and C5 Notes.

Other expense

Other expense decreased by $0.6 million or 99% in the three months ended July 31, 2023 as compared to the same period in fiscal 2023, primarily as the result of foreign currency remeasurement losses in the prior year.

Provision for income taxes

The change in provision for income taxes was immaterial to the results of operations primarily due to our continued net loss position, the accumulation of net loss carryforwards, and offsetting valuation allowance.

Comparison of the Six Months Ended July 31, 2023 and 2022

The following tables set forth our consolidated statement of operations data for each period presented:

	Six Months Ended July 31,				2023 vs 2022
	2023	Percentage of Revenue	2022	Percentage of Revenue	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$12,621	99%	$12,657	95%	$(36)	(0)%
Professional services revenue	172	1%	639	5%	(467)	(73)%
Total revenue	12,793	100%	13,296	100%	(503)	(4)%
Cost of product, subscription and support revenue	4,919	38%	4,669	35%	250	5%
Cost of professional services revenue	88	1%	314	2%	(226)	(72)%
Total cost of revenue	5,007	39%	4,983	37%	24	0%
Gross profit	7,786	61%	8,313	63%	(527)	(6)%
Operating expenses
Research and development	6,357	50%	20,442	154%	(14,085)	(69)%
Sales and marketing	3,068	24%	19,420	146%	(16,352)	(84)%
General and administrative	12,299	96%	29,020	218%	(16,721)	(58)%
Total operating expenses	21,724	170%	68,882	518%	(47,158)	(68)%
Operating loss	(13,938)	(109)%	(60,569)	(456)%	46,631	(77)%
Interest expense	(2,538)	(20)%	(163)	(1)%	(2,375)	1,457%
Other income	613	5%	34	0%	579	1,703%
Other expense	(202)	(2)%	(884)	(7)%	682	(77)%
Change in fair value of warrant liabilities	—	—%	3	0%	(3)	(100)%
Loss before income taxes	(16,065)	(126)%	(61,579)	(463)%	45,514	(74)%
Provision for income taxes	(13)	(0)%	(5)	(0)%	(8)	160%
Net loss	(16,078)	(126)%	(61,584)	(463)%	45,506	(74)%

Revenue

Total revenue decreased by $0.5 million or 4% in the six months ended July 31, 2023, as compared to the same period in fiscal 2023.

Product, subscription and support revenue was consistent when comparing the six months ended July 31, 2023 to the same period in fiscal 2023.

Professional services revenue decreased by $0.5 million or 73% in the six months ended July 31, 2023, as compared to the same period in fiscal 2023. The decrease is due to fewer service contracts and decrease in professional services employees and contractors.

Cost of Revenue

Total cost of revenue stayed consistent in the six months ended July 31, 2023, as compared to the same period in fiscal 2023. Cost of product, subscription and support revenue increased by $0.3 million or 5% in the six months ended July 31, 2023, as compared to the same period in fiscal 2023. The increase was due to an increase in cloud subscription customers (IronRadar) and an increase in allocated labor costs related to software support services.

Cost of professional services revenue decreased by $0.2 million or 72% in the six months ended July 31, 2023, as compared to the same period in fiscal 2023.

Gross Profit and Gross Margin

Product, subscription and support gross margin decreased to 61% in the six months ended July 31, 2023, as compared to 63% in the same period in fiscal 2023, and a decrease in professional services gross margin to 49% in the six months ended July 31, 2023, as compared to 51% in the same period in fiscal 2023. The period over period decrease in margin for software was primarily the result of an increase in allocated labor costs related to software support services. Professional services margin will continue to be volatile contract to contract.

The following tables show gross profit and gross margin, respectively, for product, subscription and support revenue and professional services revenue for the six months ended July 31, 2023 and 2022.

	Six Months Ended July 31,		2023 vs 2022
	2023	2022	Change $	Change %
	($ in millions)
Product, subscription and support gross profit	$7.7	$8.0	$(0.3)	(4)%
Professional services gross profit	$0.1	$0.3	$(0.2)	(74)%
Total gross profit	$7.8	$8.3	$(0.5)	(78)%

	Six Months Ended July 31,
	2023	2022	Change

Product, subscription and support margin	61.0%	63.1%	(2.1)%
Professional services margin	48.9%	50.9%	-2.0%
Total gross margin	60.9%	62.5%	(1.6)%

Operating expenses

Research and development

Research and development expenses decreased by $14.1 million or 69% in the six months ended July 31, 2023 due to a decrease in employee costs of $8.2 million, a decrease in non-cash stock compensation of $3.7 million, with the remaining decrease of $2.2 million primarily relates reduced AWS expense through improved practices, reduction of third party vendor costs when possible, and a decreased data center footprint.

Sales and marketing

Sales and marketing cost decreased by $16.4 million or 84% in the six months ended July 31, 2023 due to a decrease in employee costs of $9.0 million, a decrease in non-cash stock compensation of $3.1 million. The remaining decrease of $4.2 million is driven by the decrease in headcount and cost saving actions.

General and administrative

General and administrative costs decreased by $16.7 million or 58% in the six months ended July 31, 2023 due to a decrease in non-cash stock compensation expense of $10.3 million, with the remaining decrease of $6.4 million primarily driven by the decrease in headcount and cost saving actions.

Interest expense

Interest expense increased by $2.4 million in the six months ended July 31, 2023, primarily as the result of interest expense incurred on the Convertible Note, C5 Notes, and Director Notes.

Other income

Other income increased by $0.6 million in the six months ended July 31, 2023, primarily as the result of the decrease in fair value of the conversion option derivative liabilities established related to the Convertible Note and C5 Notes.

Other expense

Other expense decreased by $0.7 million or 77% in the six months ended July 31, 2023 as compared to the same period in fiscal 2023, primarily as the result of foreign currency remeasurement losses in the prior year.

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

In addition to the Chapter 11 Cases, subsequent to July 31, 2023, our liquidity position and capital resources were adversely impacted by numerous events, we issued additional indebtedness (including a debtor-in-possession financing facility in connection with the Chapter 11 Cases) and defaulted under all of our outstanding indebtedness. See above under “— Financing to Date,” “— Recent Developments,” “— Reductions in Force,” and Note 13 to our interim condensed consolidated financial statements included in this report.

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

Sources of Liquidity

We have incurred losses and negative cash flows from operations since inception. Through July 31, 2023, we have funded our operations with proceeds from sales of common stock and redeemable convertible preferred stock, proceeds related to the public trust shares held by Legacy LGL that were received as part of the Merger and recapitalization, the sale of Convertible Notes (as described below) to 3i, loans issued to the Board of Directors and C5, and receipts from sales of our products and services to customers in the ordinary course of business. As of July 31, 2023, we had cash and cash equivalents of $0.5 million, $4.2 million in convertible debt outstanding under the Convertible Note, $14.9 million in convertible debt outstanding under the C5 Notes, $7.7 million in debt outstanding under the Director Notes, and $0.6 million outstanding under the Korr Note, all described below. Through July 31, 2023, our primary source of liquidity has been the financing transactions described below and we are seeking additional debt funding in order to continue our operations. See Note 13 to our interim condensed consolidated financial statements included in this report.

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

Through January 31, 2023, we sold 2,511,365 shares to Tumim for gross proceeds of $0.6 million under the Purchase Agreement. However, on June 16, 2023, Tumim notified the Company of Tumim’s election to terminate the Purchase Agreement, effective as of June 20, 2023. See Note 13 to our interim condensed consolidated financial statements included in this report.

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

During the year ended January 31, 2023, we elected to pay one of the Installment Amounts due in cash and one Installment Amount through a combination of cash and the issuance of common stock, which resulted in the issuance of 1,363,636 shares of common stock for an aggregate conversion amount of $0.4 million. During the six months ended July 31, 2023, the Company paid two of the Installment Amounts due in cash and elected to pay $3.3 million of the principal balance, along with $0.3 million in accrued interest, through the issuance of common stock, which resulted in the issuance of 8,703,636 shares of common stock. The Company failed to pay Installment Amounts in December 2022, April 2023, and July 2023, which qualifies as an event of default per the Convertible Notes, and has resulted in the Company incurring interest at a rate of 10.0% per annum since the original event of default.

As of July 31, 2023, we had $4.2 million in principal and accrued and unpaid interest outstanding related to the Convertible Notes. We are currently in default under the Convertible Notes.

See Note 13 to our interim condensed consolidated financial statements included in this report for more information relating to the Convertible Notes and related events of default.

Director and C5 Loans

Between December 14, 2022 and December 16, 2022, we issued and sold senior secured promissory notes in an aggregate principal amount of $6.9 million (the “Initial Director Notes”) to a total of eight lenders, which included seven lenders who are either our directors or entities affiliated with our directors. Subsequently we and the holders of the Initial Director Notes agreed to amend and restate the Initial Director Notes to be substantially in the form to be issued to C5 (the “Director Notes”). This amendment and restatement occurred on January 11, 2023. On April 20, 2023, we issued and sold an additional Director Note in the amount of $0.3 million to the lender not affiliated with our directors. The Director Notes bear interest at a rate of 13.8% per annum from the respective dates of the Initial Director Notes, and the Director Notes were originally payable at scheduled maturity on June 30, 2023. On June 30, 2023, the Company and the noteholders executed amendments to these notes to extend the maturity dates thereof from June 30, 2023 to December 31, 2023. As of July 31, 2023, we had $8.3 million in principal and accrued interest outstanding related to the Director Notes.

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

As of July 31, 2023, we had $15.6 million in principal and accrued interest outstanding related to the C5 Notes. We are currently in default under the Director Notes and the C5 Notes.

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

In addition to the Chapter 11 Cases, subsequent to July 31, 2023, our liquidity position and capital resources were adversely impacted by numerous events, we issued additional indebtedness (including a debtor-in-possession financing facility in connection with the Chapter 11 Cases) and defaulted under all of our outstanding indebtedness. See above under “— Financing to Date”, “— Recent Developments”, “— Reductions in Force”, and Note 13 to our interim condensed consolidated financial statements included in this report.

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

Cash Flows

For the Six Months Ended July 31, 2023 and 2022

The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2023	2022
	(in millions)
Net cash used in operating activities	$(9.6)	$(41.7)
Net cash used in investing activities	$(0.5)	$(1.7)
Net cash provided by financing activities	$3.1	$5.6

Operating Activities

Net cash used in operating activities during the six months ended July 31, 2023 was $9.6 million, which was primarily driven by a net loss of $16.1 million, adjusted for non-cash charges of $5.3 million and net cash outflows of $1.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $2.3 million of stock compensation expense, $1.0 million of depreciation and amortization expense, and $2.2 million of non-cash interest expense. Cash used in operating activities during the year was primarily driven by a decrease in deferred revenue of $4.3 million due to limited new sales and a decrease in accrued expenses of $1.4 million impacting operating expenses, offset by a decrease in accounts receivable of $1.1 million, a decrease in deferred costs of $1.8 million, an increase in accounts payable of $1.8 million due to cash constraints, and a decrease in prepaid expenses of $1.3 million.

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

Investing Activities

Net cash used in investing activities during the six months ended July 31, 2023 of $0.5 million was primarily a result of capitalized software development costs.

Net cash used in investing activities during the six months ended July 31, 2022 of $1.7 million was primarily a result of capitalized software development costs and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $3.1 million during the six months ended July 31, 2023 was primarily due to $11.2 million net cash proceeds from related party debt, which is partially offset by $1.4 million in repayments of debt. There was also $6.7 million in cash remitted to fund employee tax obligation for vested RSUs.

Net cash provided by financing activities of $5.6 million during the six months ended July 31, 2022 was primarily due to $7.4 million net cash proceeds received to fund employees' tax withholding obligations associated with vested RSUs, which is disbursed to the appropriate taxing authorities, offset by the $1.8 million payment to Tumim for the commitment fee.

Contractual Obligations

Our principal commitments consist of the obligations to repay amounts borrowed under (i) the Convertible Note issued to 3i, unless earlier converted into shares of our common stock under the terms of the Convertible Note, (ii) the Director Notes, (iii) the C5 Notes, (iv) and the Korr Note. For more information regarding our indebtedness, see Notes 9 and 13 to our interim condensed consolidated financial statements included in this report

We also have commitments consisting of lease obligations for office space and equipment. For more information regarding our lease obligations, see Note 8 to our interim condensed consolidated financial statements included in this report.

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

As of July 31, 2023, there was $4.1 million of unrecognized compensation cost related to unvested RSUs without performance obligations. The weighted average remaining vesting period was 2.06 years. Due to the termination of employees on September 29, 2023, the remaining unvested RSUs for employees were cancelled in the third quarter of fiscal 2024. RSU awards issued to members of the board of directors remained outstanding. Refer to Note 13 for additional information.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2023, the end of this period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2023 due to the material weaknesses in our internal control over financial reporting described below.

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

Management determined that these material weaknesses continued to exist as of July 31, 2023. These material weaknesses could result in a misstatement of substantially all accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

We have continued implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following:

•
we hired additional accounting and finance resources with public company experience, including expertise in technical accounting and complex transactions, including stock-based compensation arrangements, in addition to utilizing third-party consultants and specialists, to supplement our internal resources.
•
we continue to revise account reconciliation controls within all business processes to require proper segregation of duties of preparer and reviewer utilizing the additional personnel mentioned above;
•
we are implementing comprehensive access control protocols to implement restrictions on user and privileged access to certain applications and establishing additional controls over the preparation and review of journal entries; and
•
we are redesigning and strengthening financial system and application change management controls, testing and approval controls for program development, as well as data backup and restoration controls. However, we have paused redesigning and strengthening financial system and application change management controls, testing and approval controls for program development, as well as data backup and restoration controls due to budget constraints and elimination of the compliance officer position.

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

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the final cash collateral order, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to successfully conduct a sale, execute a transaction, or develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, satisfy the conditions precedent to any Chapter 11 plan, and (v) the cost, duration and outcome of the Chapter 11 proceedings.

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

We have incurred net losses in all periods since our inception. We experienced net losses of $111.0 million and $242.6 million for fiscal year 2023 and fiscal year 2022, respectively, and $16.1 million for the six months ended July 31, 2023. As of July 31, 2023, we had an accumulated deficit of $544.9 million. We cannot predict when or whether we will ever reach or maintain profitability. We will also continue to incur significant operating expenses, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that we will achieve increases in our total revenue or improvements in our results of operations. We also expect to incur significant additional legal, accounting, and other expenses as a public operating company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

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

We derive a substantial portion of our revenue from a limited number of customers. For fiscal year 2023, eight customers accounted for 61% of our revenue, with two of those customers accounting for 22% of our revenue. During the first six months of fiscal 2024, 4 customers accounted for 51% of revenue.

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

Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable, subject to budgetary uncertainty and typically involves long sales cycles. We have made significant investments to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. In fiscal year 2022 and 2023, and during the quarter ended July 31, 2023, several contracts that we previously expected would be signed with government organizations have not yet materialized due to funding delays. Sales to U.S. federal, state and local governmental agencies have not accounted for, and may never account for, a significant portion of our revenue. U.S. federal, state and local government sales are subject to a number of challenges and risks that may adversely impact our business. Sales to such government entities include the following risks:

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

We derived 15% and 10% of our total revenue from our international customers for fiscal year 2023 and fiscal year 2022 and during the fiscal quarter ended July 31, 2023, respectively. Our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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

Our directors, executive officers, and beneficial owners of 5% or more of our voting securities and their respective affiliates, beneficially owned, in the aggregate, approximately 30% of our outstanding common stock as of January 31, 2023 and July 31, 2023. This significant concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number
2.1	Agreement and Plan of Reorganization and Merger, dated March 15, 2021.	S-4/A	333-256129	2.1	August 6, 2021
2.2	Amendment No. 1 to Agreement and Plan of Reorganization and Merger, dated August 6, 2021.	S-4/A	333-256129	2.2	August 6, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39125	3.1	September 1, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39125	3.2	September 1, 2021
10.1	Promissory Note dated May 19, 2023	8-K	001-39125		January 17, 2023
10.2	Promissory Note Form of Amendment
10.3	Letter Agreement dated June 16, 2023 and effective as of July 11, 2023	8-K	001-39125		July 12, 2023
10.4	Amendment to Letter Agreement dated as of July 11, 2023	8-K	001-39125		July 12, 2023
10.5	Korr Acquisition Group Promissory Note dated July 21, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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