Form 10-Q
period 2023-10-31
IronNet, Inc.
filed 2024-01-31
CIK 1777946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IronNet, Inc.

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

($ and share data in thousands, except par value per share)

(unaudited)

	October 31,	January 31,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$787	$7,568
Accounts receivable	234	3,373
Unbilled receivables	95	717
Accounts receivable	329	4,090
Inventory	872	2,669
Deferred costs	2,657	3,138
Prepaid warranty	1,040	1,218
Prepaid expenses	199	1,743
Other current assets	1,066	818
Total current assets	$6,950	$21,244
Deferred costs	926	2,975
Property and equipment, net	5,017	5,972
Prepaid warranty	400	1,141
Operating lease right-of-use assets, net	1,562	1,885
Deposits and other assets	224	442
Total assets	$15,079	$33,659

Liabilities and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$1,001	$7,287
Accrued expenses	4,411	9,973
Deferred revenue	12,929	17,180
Related party notes payable	1,499	11,845
Convertible notes payable	—	8,128
Conversion features on convertible notes payable	—	734
Income tax payable	425	412
Other current liabilities	-	735
Total current liabilities	20,265	56,294
Deferred revenue	5,567	9,961
Other long-term liabilities	—	2,128
Total liabilities not subject to compromise	$25,832	$68,383
Liabilities subject to compromise (Note 12)	$40,666	$—
Total liabilities	$66,498	$68,383
Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 100,000 shares authorized; none issued or outstanding	—	—
Common stock; $0.0001 par value; 500,000 shares authorized; 121,507 and 111,466 shares issued and outstanding at October 31, 2023 and January 31, 2023, respectively	12	11
Additional paid-in capital	499,809	493,902
Accumulated other comprehensive income	51	59
Accumulated deficit	(551,291)	(528,696)
Total stockholders’ (deficit) equity	(51,419)	(34,724)
Total liabilities and stockholders' (deficit) equity	$15,079	$33,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations

($ in thousands, except per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Product, subscription and support revenue	$4,562	$6,674	$17,182	$19,331
Professional services revenue	-	314	172	952
Total revenue	4,562	6,988	17,354	20,283
Cost of product, subscription and support revenue	3,828	4,206	8,746	8,875
Cost of professional services revenue	4	83	92	397
Total cost of revenue	3,832	4,289	8,838	9,272
Gross profit	730	2,699	8,516	11,011
Operating expenses
Research and development	1,456	6,804	7,813	27,246
Sales and marketing	1,001	7,774	4,069	27,194
General and administrative	2,965	19,723	15,262	48,742
Total operating expenses	5,422	34,301	27,144	103,182
Operating loss	(4,692)	(31,602)	(18,628)	(92,171)
Interest expense	(915)	(320)	(3,453)	(482)
Other income	174	493	785	55
Other expense	(65)	(581)	(266)	(995)
Change in fair value of warrants liabilities	-	3	-	6
Loss before reorganization items	(5,498)	(32,007)	(21,562)	(93,587)
Reorganization items (Note 13)	838	-	838	-
Loss before income taxes	(6,336)	(32,007)	(22,400)	(93,587)
Benefit (provision) for income taxes	1	(2)	(13)	(6)
Net loss	(6,335)	(32,009)	(22,413)	(93,593)

Basic and diluted net loss per common share	(0.05)	(0.30)	(0.19)	(0.92)
Weighted average shares outstanding, basic and diluted	123,001	105,033	118,004	101,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

(Debtor-in-possession)

Condensed Consolidated Statements of Comprehensive Loss

($ in thousands)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(6,335)	$(32,009)	$(22,413)	$(93,593)
Foreign currency translations adjustment, net of tax	(14)	206	(8)	(58)
Total Comprehensive loss	$(6,349)	$(31,803)	$(22,421)	$(93,651)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

(Debtor-in-possession)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended October 31, 2023 and 2022

($ in thousands, number of common stock in thousands)

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at January 31, 2023	111,466	$11	$493,902	$(528,696)	$59	$(34,724)
Cumulative effect adjustment for new accounting standard	-	-	-	(182)	-	(182)
Vesting of restricted stock units	1,337	-	-	-	-	-
Common stock issued for repayment of convertible debt	8,704	1	3,651	-	-	3,652
Stock-based compensation	-	-	2,256	-	-	2,256
Net loss	-	-	-	(22,413)	-	(22,413)
Foreign currency translation adjustment	-	-	-	-	(8)	(8)
Balance at October 31, 2023	121,507	$12	$499,809	$(551,291)	$51	$(51,419)

Balance at January 31, 2022	88,876	$9	$455,849	$(417,686)	$271	$38,443
Exercise of stock options and settlement of restricted stock units	14,847	1	271	-	-	272
Statutory tax withholding related to net-share settlement of restricted stock units	(15)	-	(91)	-	-	(91)
Stock-based compensation	-	-	33,075	-	-	33,075
Net loss	-	-	-	(93,593)	-	(93,593)
Foreign currency translation adjustment	-	-	-	-	(58)	(58)
Balance at October 31, 2022	103,708	$10	$489,104	$(511,279)	$213	$(21,952)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

(Debtor-in-Possession)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended October 31, 2023 and 2022

($ in thousands, number of common stock in thousands)

(unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at July 31, 2023	120,865	$12	$499,806	$(544,956)	$65	$(45,073)
Vesting of restricted stock units	642	-	-	-	-	-
Stock-based compensation	-	-	3	-	-	3
Net loss	-	-	-	(6,335)	-	(6,335)
Foreign currency translation adjustment	-	-	-	-	(14)	(14)
Balance at October 31, 2023	121,507	$12	$499,809	$(551,291)	$51	$(51,419)

Balance at July 31, 2022	101,649	$10	$474,547	$(479,270)	$6	$(4,707)
Exercise of stock options and settlement of restricted stock units	2,059	-	66	-	-	66
Statutory tax withholding related to net-share settlement of restricted stock units	-	-	-	-	-	-
Stock-based compensation	-	-	14,492	-	-	14,492
Net loss	-	-	-	(32,009)	-	(32,009)
Foreign currency translation adjustment	-	-	-	-	206	206
Balance at October 31, 2022	103,708	$10	$489,104	$(511,279)	$213	$(21,952)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

($ in thousands)

(unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flows from operating activities
Net loss	$(22,413)	$(93,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,535	1,815
(Gain) Loss on sale of fixed assets	-	(11)
Loss of disposal of fixed assets	4	64
Employee stock-based compensation	2,256	33,075
Change in fair value of warrant liabilities	-	(6)
Change in fair value of conversion options	(734)	-
Change in fair value of commitment fee	195	421
Conversion option accretion	443	106
Non-cash interest expense	3,021	381
Inventory adjustment to net realizable value	1,772	1,372
Non-cash reorganization items, net	125	-
Changes in operating assets and liabilities:
Accounts receivable	3,579	5,572
Deferred costs	2,531	(1,105)
Inventories	24	(908)
Prepaid expenses	1,544	736
Other current assets	(443)	(271)
Prepaid warranty	920	(140)
Deposits and other assets	538	753
Accounts payable and accrued expenses	850	2,525
Income tax payable	13	(178)
Other liabilities	-	(3)
Deferred revenue	(8,646)	(3,331)
Operating lease liability	(452)	(831)
Net cash used in operating activities	(13,338)	(53,557)
Cash flows from investing activities
Purchases of property and equipment	-	(2,100)
Capitalized software development costs	(583)	-
Proceeds from the sale of fixed assets	-	11
Net cash used in investing activities	(583)	(2,089)
Cash flows from financing activities
Exercise of stock options and settlement of restricted stock units	-	272
Statutory tax withholding related to net-share settlement of restricted stock units	-	(91)
Cash received to fund employee tax obligation for vested RSUs	77	19,607
Cash remitted to fund employee tax obligation for vested RSUs	(6,678)	(11,398)
Cash received for overpayment of tax obligation for vested RSUs	1,405	-
Payment of equity line commitment fee	-	(1,750)
Proceeds from issuance of convertible notes	-	10,000
Proceeds from issuance of related party debt	12,350	-
Proceeds from DIP financing facility	1,499	-
Repayment of debt	(1,373)	-
Payment of debt issuance costs	-	(284)
Payment of finance lease obligations	(132)	(96)
Net cash provided by financing activities	7,148	16,260
Effect of exchange rate changes on cash and cash equivalents	(8)	(59)
Net change in cash and cash equivalents	(6,781)	(39,445)
Cash and cash equivalents
Beginning of the period	7,568	$47,673
End of the period	$787	$8,228
Supplemental disclosure of cash flow information
Cash paid for interest	$142	-
Supplemental disclosures of non-cash investing and financing activities
Non-cash settlement of convertible debt for common stock	3,320	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IronNet, Inc.

(Debtor-in-Possession)

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

Chapter 11 Cases

On October 12, 2023 ("Petition Date"), the Company and IronNet Cybersecurity, Inc. ("IronNet Cybersecurity"), the Company’s wholly-owned subsidiary (collectively, the “Debtors”), filed voluntary petitions for reorganization under the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court of Delaware ("Bankruptcy Court") (such cases, the “Chapter 11 Cases”). The Debtors and their subsidiaries continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 Cases are currently jointly administered under the caption In re IronNet, Inc. et al., Case No. 23-11710 (Bankr. D. Del. 2023). The filing of the petitions for the Chapter 11 Cases constituted an event of default under all of the Outstanding Indebtedness (as defined below).

Furlough and Temporary Cessation of Business Prior to Voluntary Chapter 11 Filings

As previously reported, on September 2, 2023, the Company furloughed almost all of the Company’s employees and substantially curtailed business operations as a result of the Company’s liquidity position. Subsequently, on September 29, 2023, given the unavailability of additional sources of liquidity and after considering strategic alternatives, the Company ceased substantially all of its business activities and terminated the remaining employees of the Company and its subsidiaries. The board of directors of the Company further authorized the Company to take such actions necessary to prepare for and, subject to final approval by the board of directors to be given at a subsequent meeting, file a voluntary petition for relief under the applicable provisions of the Bankruptcy Code in the Bankruptcy Court (the “Bankruptcy Filing”) as expeditiously as possible. The foregoing furlough and cessation of business operations constituted events of default under the Company’s outstanding indebtedness for borrowed money (collectively, the “Outstanding Indebtedness”), including the senior unsecured convertible note issued to 3i, LP ("3i" as discussed below) on September 15, 2022 in the principal amount of approximately $4,233 and the other transaction documents entered into in connection therewith, including the Securities Purchase Agreement and Registration Rights Agreement dated September 14, 2022, the various secured promissory notes and the C5 Notes (as defined below) in the aggregate principal amount of approximately $15,275 outstanding as of the commencement of the Chapter 11 Cases discussed below, the Director Notes (as defined below) issued in December 2022, April 2023, May 2023 and August 29, 2023 to a total of eight lenders, including seven lenders who are either directors of the Company or entities affiliated with directors of the Company in the aggregate principal amount of approximately $8,475 outstanding as of the commencement of the Chapter 11 Cases discussed below, and the amended and restated security agreement related thereto, and the secured promissory note dated July 21, 2023 issued to Korr Acquisitions Group, Inc. in the aggregate principal amount of $556 outstanding as of the commencement of the Chapter 11 Cases discussed below (the “Korr Note”).

DIP Facility

On October 10, 2023, the Debtors, and ITC Global Advisers LLC (“ITC GA”), and/or ITC GA’s designated affiliates and/or related funds or accounts, and such other lender parties that have agreed or may agree from time to time to provide commitments to fund the DIP Facility (as defined below) (the “DIP Facility Lender”) entered into a binding term sheet for debtor-in-possession financing (the “Term Sheet”), which sets forth the principal terms of a superpriority, senior secured debtor-in-possession credit facility (the “DIP Facility”, the credit agreement evidencing the DIP Facility, the “DIP Credit Agreement” and, together with the other definitive documents governing the DIP Facility and the DIP order, collectively, the “DIP Documents”), pursuant to which the DIP Facility Lender would provide the Company with a senior (priming) secured and superpriority debtor-in-possession delayed-draw term loan credit facility in an aggregate principal amount not to exceed $10,000 (the “Maximum Facility Amount”), consisting of up to $8,500 of term loans (the “DIP Term Loans”) and $1,499 of the Bridge Amount (as defined below) (collectively, the “DIP Loans”), subject to the terms and conditions set forth in the Term Sheet. Until the entry of a final order approving the DIP Facility by the Bankruptcy Court, a maximum amount of up to $4,500 of the DIP Facility (inclusive of the Bridge Amount) would be available on an interim basis.

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

Rehiring of Certain Employees

On October 13, 2023, certain employees were re-hired by the Company in connection with the Chapter 11 proceedings. Hiring subsequently occurred in the ordinary course of business and, as of January 29, 2024, the Company had 28 active employees.

First Day Motions

On October 13, 2023, the Bankruptcy Court approved a variety of “first day” motions seeking customary relief intended to enable the Debtors to continue ordinary course operations during the Chapter 11 Cases, including the motion relating to the Reinstatement Agreement as described in "— AWS Reinstatement" above and a motion to establish certain procedures to protect any potential value of the Debtor’s net operating loss carryforwards and other tax attributes (the “NOL Motion”). On October 13, 2023, the Bankruptcy Court entered an order approving the NOL Motion on an interim basis.

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

Reorganization Accounting

Beginning on the Petition Date of the Chapter 11 Cases, the Company applied Financial Accounting Standards Board ("FASB") Codification Topic 852, Reorganizations (“ASC 852”) in preparing the condensed consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the period of emergence from Chapter 11 (the “Effective Date”), to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as the write-off of unamortized debt issuance costs and premium on debt subject to compromise, legal and professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the condensed consolidated statements of operations and comprehensive loss. In addition, the balance sheet must distinguish between debtor pre-petition liabilities subject to compromise from pre-petition or post-petition liabilities that are not subject to compromise. Liabilities subject to compromise are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount. These amounts are classified on the condensed consolidated balance sheet as of October 31, 2023 as Liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, which may differ from the ultimate settlement amounts. Accordingly, the condensed consolidated financial statements for the three and nine months ended October 31, 2023 have been prepared in accordance with ASC 852. Additionally, the Company's condensed consolidated financial statements represent the Debtors and the Company's non-filing entities which are comprised primarily of the Company's international entities. The non-filing entities are not significant to the results of the Company and are not separately presented. These non-debtor subsidiaries are IronNet Australia Pty Ltd, IronNet Cybersecurity Japan, GK, IronNet Cybersecurity Singapore Pte Ltd, , IronNet Cybersecurity, UK, Ltd and IronNet Cybersecurity FZ-LLC. As of October 31, 2023, these entities held liabilities of $732, which are reflected in liabilities not subject to compromise on the condensed consolidated balance sheets.

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

Potential Claims

During October 2023, the Debtors (as defined below) filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements were subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims (the “Bar Date”) of December 22, 2023. Certain holders of pre-petition claims that are governmental units are required to file proofs of claim by the bar date of April 9, 2024.

As of January 18, 2024, the date of the Confirmation Order, the Debtors received approximately 108 proofs of claim, primarily representing general unsecured claims, for an amount of approximately $99,427. These claims will be reconciled to amounts recorded in the Company’s accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In light of the number of claims filed, the claims resolution process may take time to complete and likely will continue after the Debtors emerge from bankruptcy.

Reorganization Items, Net

The Debtors have incurred and will continue to incur costs associated with the Chapter 11 Cases and the reorganization under the Joint Plan, primarily related to legal and professional fees. The amount of these costs, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. The Company also wrote off $125 in pre-petition deferred financing costs and debt discount as of the Petition Date. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization items, net within the Company's accompanying condensed consolidated statements of operations for the three and nine months ended October 31, 2023. See Note 13, Reorganization items, net.

Financial Statement Classification of Liabilities Subject to Compromise

The accompanying Consolidated Balance Sheet as of October 31, 2023 includes amounts classified as Liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated, and resolved in connection with the claims resolution process. See Note 12, Liabilities subject to compromise.

Lease Termination

On November 30, 2023, the Company terminated its lease for its McLean, Virginia headquarters with immediate effect. The Company is seeking to establish a new office lease for a smaller facility more appropriate for the resized company in the Northern Virginia or Maryland area and is in active discussions with potential landlords regarding terms and lease language. This is expected to result in monthly savings for the Company. ROU assets and liabilities associated with this terminated lease in total amount to $1,525 and $2,150, respectively.

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

New York Stock Exchange Delisting

As previously disclosed, on July 17, 2023, the board of directors of the Company authorized the Company to voluntarily delist each class of its securities (including its warrants) from the New York Stock Exchange. On July 17, 2023, the Company delivered written notice to the New York Stock Exchange of its intention to voluntarily delist each class of its common stock and its redeemable warrants from the New York Stock Exchange. The Company filed a Form 25 with the Securities and Exchange Commission relating to the delisting on July 27, 2023, and the delisting of its securities became effective on August 6, 2023. As a result of the delisting, the Company’s securities are traded on over-the-counter markets. Upon the Effective Date of the Joint Plan, all of the Company’s securities outstanding prior to the Effective Date will be automatically cancelled without further action upon the Effective Date. The Debtors expect that the Effective Date of the Joint Plan will occur as soon as all conditions precedent to the Joint Plan have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Joint Plan will become effective.

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

On August 23, 2023, the Company received written notice delivered on behalf of 3i pursuant to the 3i Note and the other transaction documents entered into in connection therewith, stating that, among other things, the Company was in purported payment default and purported covenant default under the 3i Note and other transaction documents. Pursuant to such written notice, 3i made a demand for payment within five business days of the written notice of amounts purportedly owed to 3i by the Company as a result of such purported defaults. 3i indicated that it intended to pursue some or all of its rights and remedies against the Company if the Company did not repay the purported outstanding obligations under the 3i Note and the other transaction documents. As noted above, the furlough of the Company’s employees, cessation of business operations and the filing of the Chapter 11 Cases constitute events of default under the 3i Note.

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

Appointment of Certain Director

On October 10, 2023, Ivona Smith was elected as a director of the Board of the Company, effective upon the filing of the Chapter 11 Cases. Ms. Smith will serve as an independent director of the Company with respect to the Cases and pursuant to an Independent Director Agreement entered into between Ms. Smith and the Company on October 10, 2023 (the “Independent Director Agreement”). Pursuant to the Independent Director Agreement, Ms. Smith may only be removed as a director of the Company with the prior approval of the Bankruptcy Court. She may otherwise resign as a director at any time, and the Independent Director Agreement will otherwise terminate on the earlier of the effective date of a plan of liquidation of the Company pursuant to Chapter 11 of the Bankruptcy Code or the conversion of the Cases to cases under Chapter 7 of the Bankruptcy Code. Under the Independent Director Agreement, Ms. Smith’s compensation for service on the Board and on committees of the Board will consist of a monthly fee of $30 payable in advance each month, with the first monthly fee prorated for only that portion of the month remaining after October 10, 2023. Other than the Independent Director Agreement, there is no agreement or understanding between Ms. Smith and any other person pursuant to which she was selected as a director.

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

As of October 31, 2023, the Company had cash and cash equivalents of $787 which is not legally restricted to use, collectable receivables of $329, and accounts payable and accrued expenses not subject to compromise of $5,412, including $1,313 due to taxing authorities.

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

On September 14, 2022, the Company entered into a Securities Purchase Agreement ("SPA") with 3i, which is an affiliate of Tumim, pursuant to which the Company agreed to sell and issue senior unsecured convertible promissory notes (the "Convertible Notes") to 3i in the aggregate principal amount of up to $25,750. On September 15, 2022, the Company issued a Convertible Note to 3i in the principal amount of $10,300, net of discount for cash proceeds of $10,000. The Company initially borrowed approximately $10,300 and issued related Convertible Notes to 3i, including a 3% Original Issue Discount ("OID"), with an 18-month term. The Company prepaid approximately $6,067 of the Convertible Notes to 3i and, as a result, approximately $4,233 principal amount of the Convertible Note remained outstanding thereafter. As of the date of this report, the conditions to the additional borrowing have not been met. See Note 9 for additional information.

Between December 14, 2022 and September 17, 2023, the Company issued senior secured promissory notes in an aggregate principal amount of $8,475 to a total of nine lenders including directors of the Company. Between January 11, 2023 and August 31, 2023, the Company issued senior secured convertible promissory notes in the aggregate principal amount of $15,275 to entities affiliated with C5 Capital Limited (“C5”), a beneficial owner of more than 5% of the Company’s outstanding common stock.

On July 21, 2023, the Company entered into the Korr Note with Korr Acquisition Group, Inc., in the original principal amount of $556 (the "Korr Note"), which was issued and funded with an original issue discount of $55, or 9.9% of the principal balance.

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

On October 10, 2023, the Debtors, and the DIP Facility Lender entered into a Term Sheet, which sets forth the principal terms of the DIP Documents, pursuant to which the DIP Facility Lender would provide the Company with a Maximum Facility Amount not to exceed $10,000, consisting of up to $8,500 of DIP Term Loans and $1,499 of the

Bridge Amount, subject to the terms and conditions set forth in the Term Sheet. Until the entry of a final order approving the DIP Facility by the Bankruptcy Court, a maximum amount of up to $4,500 of the DIP Facility (inclusive of the Bridge Amount) would be available on an interim basis.

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

The Company’s fiscal year ends on January 31. References to fiscal 2024, for example, refer to the fiscal year ending January 31, 2024. The results of operations for the three and nine months ended October 31, 2023 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending January 31, 2024 or any future period.

The accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments (except as otherwise noted), necessary for a fair statement of the Company’s financial position as of October 31, 2023, its results of operations for the three and nine months ended October 31, 2023 and 2022, changes in stockholders’ equity for the three and nine months ended October 31, 2023 and 2022, and cash flows for the nine months ended October 31, 2023 and 2022. Certain prior-period amounts have been reclassified in the accompanying condensed consolidated financial statements and notes thereto in order to conform to the current period presentation.

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

New Accounting Pronouncement Adopted in Fiscal 2024

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This standard requires a new method for recognizing credit losses that is referred to as the current expected credit loss (“CECL”) method. The CECL method requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument, unless the Company elects to recognize such instruments at fair value with changes in profit and loss (the fair value option). This standard is effective for the Company for the earlier of the fiscal years beginning after December 15, 2022 or the time at which the Company no longer qualifies as an emerging growth company ("EGC") under SEC rules. The Company adopted the standard as of February 1, 2023 on a modified retrospective basis resulting in an increase to the beginning balance of accumulated deficit of approximately $182 as of February 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures for the nine-month period ended October 31, 2023. Results for reporting periods prior to FY2024 continue to be presented in accordance with previously applicable GAAP while results for subsequent reporting periods are presented under ASC 326.

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

The following table presents revenue by geographic location:

	Three Months Ended October 31,
	2023	2022
United States	$3,493	$5,634
International	1,069	1,354
Total	$4,562	$6,988

	Nine Months Ended October 31,
	2023	2022
United States	$13,766	$17,478
International	3,588	2,805
Total	$17,354	$20,283

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

Revenue from subscriptions, which allow customers to use the Company's security software over a contracted period without taking possession of the software, and managed services, where the Company provides managed detection and response services for customers, is recognized over the contractual term. The cloud-based subscription revenue, where the Company also provides hosting, recognized for the three months ended October 31, 2023 and 2022 was $3,924 and $5,651, respectively, and for the nine months ended October 31, 2023 and 2022 were $14,774 and $16,069 respectively. Overall product, subscription, and support revenue recognized for the three months ended October 31, 2023 and 2022, were $4,562 and $6,674, respectively, and for the nine months ended October 31, 2023 and 2022, was $17,182 and $19,331, respectively.

Professional Services Revenue

The Company sells professional services, including cyber operations monitoring, security, training and tailored maturity assessments. Revenue derived from these services is recognized as the services are delivered. Revenue recognized from professional services for the three months ended October 31, 2023 and 2022, was $0 and $314, respectively. Revenue recognized from professional services for the nine months ended October 31, 2023 and 2022, were $172 and $952, respectively.

Customer Concentration

For the nine months ended October 31, 2023, 4 customers accounted for 51%, or $8,932, of the Company's revenue, and for the nine months ended October 31, 2022, 2 customers accounted for 23%, or $4,534, of the Company’s revenue. Two customers represented 98% and 56% of the total accounts receivable balance as of October 31, 2023 and January 31, 2023, respectively. Customer C elected not to renew the contract with the Company that ended in September 2023. The Company continues to pursue a subsequent contract with Customer C.

Significant customers are those which represent at least 10% of the Company’s total revenue for a period. The following table presents customers that represented 10% or more of the Company’s total revenue in the respective periods:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022
Customer A	11%	13%	11%	12%
Customer B	13%	10%	12%	11%
Customer C	11%	*	13%	*
Customer D	17%	*	15%	*
	52%	23%	51%	23%

* - less than 10%

Deferred Costs

The Company defers contract fulfillment costs that include appliance hardware. The balances in deferred costs are as follows:

Balance at February 1, 2023	$4,362
Amounts recognized in cost of revenue	(1,820)
Costs deferred	120
Balance at October 31, 2023	$2,662

Balance at February 1, 2022	$4,604
Amounts recognized in cost of revenue	(9,294)
Costs deferred	9,640
Balance at October 31, 2022	$4,950

Capitalized costs are included in deferred costs on the consolidated balance sheet, of which $1,960 is current and $702 is long-term as of October 31, 2023. The balance of deferred commissions at October 31, 2023 and January 31, 2023 were $921 and $1,751, respectively. Deferred commissions are included in the deferred costs on the condensed consolidated balance sheets, of which $697 is current and $224 is long-term as of October 31, 2023.

Deferred Revenue

Deferred revenue represents amounts received from and/or billed to customers in excess of revenue recognized. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue depending on whether the revenue recognition criteria have been met.

The balance in deferred revenue is as follows:

Balance at February 1, 2023	$27,141
Revenue recognized	(17,354)
Amounts deferred	8,709
Balance at October 31, 2023	$18,496

Balance at February 1, 2022	$33,566
Revenue recognized	(20,283)
Amounts deferred	16,952
Balance at October 31, 2022	$30,235

Of the revenue recognized in the nine months ended October 31, 2023 and 2022, $14,641 and $13,078 was included in deferred revenue as of January 31, 2023 and 2022, respectively.

Remaining Performance Obligations

As of October 31, 2023, the remaining performance obligations totaled $22,253.The Company’s recognition of revenue in the future thereon will be in:

Years Ending January 31,
2024 (3 months)	$4,977
2025	13,144
2026	3,593
2027	539
$22,253

3. Equity

Common Stock

As of October 31, 2023, the Company had 500,000 shares of common stock authorized and 121,507 shares of common stock issued and outstanding with a par value of $0.0001 per share.

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

Pursuant to the terms of the Purchase Agreement, at the time the Purchase Agreement and the Registration Rights Agreement were signed, the Company paid a cash fee of $1,750, or 1% of the Total Commitment, to Tumim as consideration for its commitment to purchase shares of the Company's common stock under the Purchase Agreement. The cash paid related to the Commitment Fee was recorded in the consolidated statement of cash flows as a financing activity. The Commitment Fee qualifies as a derivative asset under ASC 815-40 Derivatives and Hedging — Contracts in Entity's Own Equity and was established as an asset on the condensed consolidated balance sheet, which will be adjusted over the period of the agreement to reflect fair value, with changes in fair value being recognized as a component of other expense. The Commitment Fee is measured at fair value categorized within Level 3 of the fair value hierarchy and the value derived was not determined to be material. Change in fair value of the Commitment Fee for the nine months ended October 31, 2023 of $195 was recognized in other expense in the condensed consolidated statement of operations. As of October 31, 2023, the Commitment Fee has no value.

There were no purchases of common stock under the Purchase Agreement during the nine months ended October 31, 2023 and October 31, 2022. On June 16, 2023, Tumim notified the Company of Tumim’s election to terminate the Purchase Agreement, effective as of June 20, 2023. See Note 1, including under the heading “— Liquidity and Going Concern” for additional information.

Preferred Stock

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At October 31, 2023, there were no shares of preferred stock issued or outstanding.

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

As of October 31, 2023, the Company had 8,596 Public Warrants outstanding and not exercised.

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

As of October 31, 2023, 16,362 share equivalents remained available to issue under the 2021 Plan.

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

Presented below is a summary of the status of the stock options under the 2014 Stock Incentive Plan, as no stock options have been granted under the 2021 Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value of Outstanding Options
Outstanding at February 1, 2023	530	$0.56	3.8	$773
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(65)	0.36	2.4	-
Outstanding at October 31, 2023	465	$0.59	3.1	$—
Exercisable at October 31, 2023	465	$0.59	3.1	$—

For the three months ended October 31, 2023 and 2022, the Company recorded no compensation cost. For the nine months ended October 31, 2023 and 2022, the Company recorded no compensation cost and an insignificant amount of compensation cost related to stock options, respectively. The fair value of the shares under stock options granted that vested during the nine month periods ended October 31, 2023 and 2022 totaled $0 and $2, respectively.

Stock compensation expense for stock options is recognized on a straight line basis and with a provision for forfeitures matched to historical experience for matured grant cohorts. At October 31, 2023, there was no unrecognized compensation cost related to unvested stock options.

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

Presented below is a summary of the status of outstanding RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2023	4,361	$6.76
Granted	28	0.21
Vested	(1,223)	2.31
Forfeited or expired	(3,134)	5.26
Non-vested at October 31, 2023	32	$8.18

For the three months ended October 31, 2023, the Company recorded $3 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which ($376) is associated with RSUs on a graded vesting schedule and $380 is associated with RSUs on a straight-line vesting schedule. For the nine months ended October 31, 2023, the Company recorded $2,252 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which ($713) is associated with RSUs on a graded vesting schedule and $2,965 is associated with RSUs on a straight-line vesting schedule. For the three months ended October 31, 2022, the Company recorded $14,495 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which $2,684 is associated with RSUs on a graded vesting schedule and $11,811 is associated with RSUs on a straight-line vesting schedule. For the nine months ended October 31, 2022, the Company recorded $33,075 of stock-based compensation expense, net of actual forfeitures, related to RSUs, of which $15,630 is associated with RSUs on a graded vesting schedule and $17,445 is associated with RSUs on a straight-line vesting schedule.

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

As of September 30, 2023, all employees of the Company were terminated, which resulted in the cancellation of unvested RSUs. However, the RSUs issued to board members remained outstanding. As of October 31, 2023, the unrecognized compensation cost related to unvested RSUs without performance obligations is $214. The weighted average remaining vesting period was 2.13 years.

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

On September 15, 2022, the Company issued the Convertible Note. Pursuant to the terms of the Convertible Note, under certain circumstances the Company may be required to redeem all or a portion of the Convertible Note in cash. The convertible feature is measured at fair value categorized within Level 3 of the fair value hierarchy, with the fair value determined to be $774 on the date of issuance, which was determined to not be material. The fair value of the convertible feature was determined based on management assumptions and quotes received from financial institutions for obtaining additional debt financing. As of January 31, 2023, the convertible feature had a value of $671 and as of October 31, 2023, the convertible feature has no value. The Company recognized non-cash income of $167 and $671 related to the change in fair value of the convertible feature during the three and nine months ended October 31, 2023, respectively.

During the fiscal year ended January 31, 2023, the Company issued two senior secured convertible promissory notes to C5 in the amount of $5,000. During the nine months ended October 31, 2023, the Company issued additional senior secured promissory notes to C5 in the amount of $10,275. These senior secured convertible promissory notes all may require the Company to convert all or a portion of the principal and accrued and unpaid interest into shares of redeemable stock at the option of the holder up to five calendar days prior to maturity. The convertible feature is measured at fair value categorized within Level 3 of the fair value hierarchy, with the fair value of the convertible feature related to the two senior secured convertible promissory notes issued during the year ended January 31, 2023 determined to be $63. The convertible feature related to the senior secured convertible promissory notes during the nine months ended October 31, 2023 was determined to have a nominal value at issuance. The Company made this determination using a Black-Scholes option-pricing model. The Company recognized non-cash income of $0 and $63 related to the change in fair value of the convertible features during the three and nine months ended October 31, 2023, respectively.

During the fiscal year ended January 31, 2023, the Company established a derivative asset related to the Commitment Fee incurred when entering into the Securities Purchase Agreement with 3i, which is measured at fair value categorized within Level 3 of the fair value hierarchy, with the value determined to not be material. As of October 31, 2023, the Commitment Fee has no value.

The Company’s Private Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants, as the transfer of a Private Warrant to anyone who is not a permitted transferee would result in the Private Warrant being converted to a Public Warrant. The Company determined that the fair value of each Private Warrant is equivalent to that of a Public Warrant. There have been observable transactions in the Company's Public Warrants and the Public Warrants had adequate trading volume between independent investors on the public market to provide a reliable indication of value. As of October 31, 2023 and 2022, the fair value of the Private Warrants was equal to that of the Public Warrants as they had substantially the same terms. However, as they are not actively traded, they are listed as a Level 2 in the fair value hierarchy table below.

Investments with an original maturity of three months or less at the date of purchase are considered cash equivalents, while all other investments are classified as short-term or long-term based on their maturities and their availability for use in current operations.

The following table presents our assets measured at fair value on a recurring basis:

	October 31, 2023				January 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6	$—	$—	$6	$6	$—	$—	$6
Commitment Fee	$—	$—	$—	$—	$—	$—	$195	$195
Total financial assets	$6	$—	$—	$6	$6	$—	$—	$201
Liabilities							$—
Warrants	$—	$—	$—	$—	$—	$—	$—	$—
Conversion options	$—	$—	$—	$—	$—	$—	$734	$734
Total financial liabilities	$—	$—	$—	$—	$—	$—	$734	$734

The following table presents a summary of the changes in the fair value of the Company's Level 3 financial instruments during the nine months ended October 31, 2023 and 2022:

	Convertible Notes Derivative Liability	C5 Notes Derivative Liability	Commitment Fee Derivative Asset
Fair Value as of January 31, 2023	$671	$63	$195
Change in fair value	(671)	(63)	(195)
Fair value as of October 31, 2023	$-	$-	$-

Fair Value as of January 31, 2022	$-	$-	$-
Change in fair value	774	-	1,330
Fair value as of October 31, 2022	$774	$-	$1,330

6. Supplemental Balance Sheet Information

Accrued Expenses

Accrued expenses consisted of the following:

	October 31,	January 31,
	2023	2023
Accrued expenses	$4,150	$976
Taxes payable on behalf of employees related to vested RSUs	265	6,987
Estimated additional taxes payable related to vested RSUs	1,048	-
Unvouched payables	1,215	2,010
Accrued expenses	6,678	9,973
Accrued expenses subject to compromise (Note 12)	(2,267)	-
Accrued expenses not subject to compromise	4,411	9,973

The balance of accrued expenses as of October 31, 2023 and January 31, 2023 includes cash proceeds from the sale of shares on behalf of the holders of vested RSUs to cover the associated tax withholding liability under the sell-to-cover method. The Company made payments of $6,335 to the Internal Revenue Service ("IRS") during May 2023 to cover the portion owed to taxing authorities. In September 2023, a refund of $1,405 was received for overpayment of taxes due.

The $2,267 of accrued expenses subject to compromise consists of $69 in accrued expenses and $2,198 in accrued interest on debt subject to compromise. See Note 12 for additional information.

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

The lease balances are located in the following positions on the consolidated balance sheet.

	Balance Sheet Location	October 31, 2023	January 31, 2023
Assets
Operating	Operating lease right-of-use assets, net	$1,562	$1,885
Financing	Property and equipment, net	108	205

Liabilities
Current
Operating	Other current liabilities	$653	$607
Financing	Other current liabilities	37	130
Non-current
Operating	Other long-term liabilities	1,549	2,047
Financing	Other long-term liabilities	51	81

The ROU liabilities are subject to compromise at October 31, 2023. See Note 12 for further information.

Total lease costs for the three and nine months ended October 31, 2023 and 2022 were:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Operating lease cost	$146	$222	$437	$815
Short-term lease cost	359	447	985	1,630
Variable lease cost	51	13	29	60
Finance lease cost:
Amortization of right-of-use assets	32	23	65	68
Interest on lease liabilities	4	1	7	4
Total finance lease cost	$36	$24	$72	$72

The following table summarizes future scheduled lease payments as of October 31, 2023:

	Operating Leases	Finance Leases
Remaining three months of fiscal year 2024	189	12
2025	775	48
2026	797	45
2027	658	-
Total	$2,419	$105
Less: Imputed Interest	217	17
Present value of net lease payments	$2,202	$88

Lease liability, current portion	653	37
Lease liability, net of current portion	1,549	51
Total lease liability	$2,202	$88

Supplemental information and non-cash activities related to operating and finance leases as of October 31, 2023 and 2022 are as follows:

Cash paid for amounts included in the measurement of lease liabilities as of October 31, 2023
Operating cash flows from operating leases	$566
Operating cash flows from finance leases	11
Financing cash flows from finance leases	36
$612
Weighted average remaining lease term (in years)
Operating leases	3.08
Finance leases	2.25
Weighted average discount rate
Operating leases	6.36%
Finance leases	13.80%

Cash paid for amounts included in the measurement of lease liabilities as of October 31, 2022
Operating cash flows from operating leases	$950
Operating cash flows from finance leases	4
Financing cash flows from finance leases	96
$1,050
Weighted average remaining lease term (in years)
Operating leases	4.08
Finance leases	1.25
Weighted average discount rate
Operating leases	6.36%
Finance leases	5.67%

On November 30, 2023, the Company terminated the lease for and vacated its McLean, Virginia headquarters. See Note 15, Subsequent Events, for additional information.

9. Debt

5% Convertible Promissory Notes due 2024

On September 14, 2022, the Company entered into the SPA with 3i, under which the Company agreed to sell and issue Convertible Notes to 3i in an aggregate principal amount of up to $25,750, which are convertible into shares of the Company's common stock, subject to certain conditions. On September 15, 2022, the Company issued a Convertible Note under the SPA in the principal amount of $10,300, including a 3% Original Issue Discount ("OID"), with an 18-month term. The Company prepaid approximately $6,067 of the Convertible Notes to 3i and, as a result, approximately $4,233 principal amount of the Convertible Note remained outstanding thereafter. As of the date of this report, the conditions to the additional borrowing have not been met. See Note 15, Subsequent Events, for additional information, including with respect to events of default under the Convertible Notes.

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

The Convertible Notes provide a conversion right pursuant to which 3i may convert any portion of the principal, together with any unpaid interest and other unpaid amounts, into shares of common stock at a conversion price of $7.50 per share, subject to adjustments in accordance with the terms of the Convertible Notes. The Convertible Note also contains provisions that provide 3i with the right, subject to certain exceptions, to require the Company to redeem all or a portion of the Convertible Note in cash. This convertible feature has been bifurcated from the host contract and accounted for separately as a derivative. The bifurcation of the embedded derivative created a debt discount of $774 which reduced the book value of the $10,300 Convertible Note and increases prospectively the amount of interest expense to be recognized over the life of the Convertible Note. Due to the provisions that may provide 3i with the right to require the Company to redeem all or a portion of the Convertible Note in cash, the balance of the Convertible Note is included in current liabilities on the consolidated balance sheet. As of October 31, 2023, the fair value of the Convertible Notes was approximately $2,934 based on Level 3 inputs.

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

During the nine months ended October 31, 2023, the Company paid two of the Installment Amounts due in cash and elected to pay $3,320 of the principal balance, along with $332 in accrued interest, through the issuance of common stock, which resulted in the issuance of 8,704 shares of common stock.

As of October 31, 2023, the effective interest rate on the Convertible Notes was 16.79%. The Company failed to pay Installment Amounts in December 2022 and April 2023, then from July 2023 through October 2023, which qualifies as an event of default per the Convertible Notes, and has resulted in the Company incurring interest at a rate of 10.0% per annum since the original event of default.

Interest expense for the three months ended October 31, 2023 related to the Convertible Notes was $200, which was a result of effective interest of $67 incurred under the $10,300 Convertible Note, as well as $57 in interest expense related to the amortization of related debt issuance costs and OID and $76 of interest expense related to the accretion of the debt discount created by the embedded conversion feature. Interest expense for the nine months ended October 31, 2023 related to the Convertible Notes was $1,239, which was a result of effective interest of $559 incurred under the $10,300 Convertible Note, as well as $292 in interest expense related to the amortization of related debt issuance costs and OID and $388 of interest expense related to the accretion of the debt discount created by the embedded conversion feature. Interest expense is included in interest expense in the condensed consolidated statement of operations. As a result of the Court issued Automatic Stay and in accordance with ASC 852, Reorganizations, we have accrued interest expense on the Convertible Note only up to the Petition Date.

As a result of the Chapter 11 Cases, the Company wrote off the balance of debt issuance costs and OID, including the debt discount created by the embedded conversion feature, for a total amount of $118. The outstanding principle amount of $4,233, as well as accrued and unpaid interest of $22, was reclassified as liabilities subject to compromise as of October 12, 2023. See Note 12 for additional information.

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

As of October 31 2023, there is $8,475 in Director Notes outstanding. The outstanding principle amount, along with accrued and unpaid interest of $859 was reclassified as liabilities subject to compromise as of October 12, 2023. See Note 12 for additional information.

As of October 31, 2023, the fair value of the Director Notes was approximately $5,875 based on Level 3 inputs. Interest expense for the three and nine months ended October 31, 2023 was $228 and $732 and is included in interest expense in the condensed consolidated statement of operations. As a result of the Court issued Automatic Stay and in accordance with ASC 852, the Company has accrued interest expense on the BOD Notes only up to the Petition Date.

Convertible Promissory Notes with C5

On December 30, 2022, the Company issued a secured convertible promissory note in the principal amount of $2,000 (the “Initial C5 Note”) to an affiliate of C5, which was amended and restated on January 11, 2023 (as amended and restated, the “Restated C5 Note”). The Company issued additional senior secured convertible promissory notes to affiliates of C5 (together with the Restated C5 Note, the “C5 Notes”) in total principal amounts of $3,000 in fiscal 2023, $6,845 during the three months ended April 30, 2023, $3,030 during the three months ended July 31, 2023, and $400 during the three months ended October 31, 2023.

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

The C5 Notes, together with the Director Notes, rank senior in right of payment to any of the Company’s existing and future indebtedness for borrowed money. The Company’s obligations under the C5 Notes are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property, as governed by an Amended and Restated Security Agreement executed by C5 on January 4, 2023.The C5 Notes provide C5 with the right, at any time on or after the date that is five calendar days prior to maturity, to convert all or any portion of the aggregate principal amount of the C5 Notes, together with any accrued and unpaid interest and any other unpaid amounts, into shares of the Company’s common stock, par value $0.0001 per share, at a conversion price of $2.00 per share. In the event that any shares of common stock are issued upon conversion of the C5 Notes, the Company has agreed to grant specified registration rights to C5.

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

The convertible features for the C5 Notes issued during the nine months ended October 31, 2023 were determined to have no value and were not bifurcated from the host contract as separate derivatives. Refer to Note 5 for more information. The proceeds received from the C5 Notes have been used to fund general corporate and working capital needs.

As of October 31, 2023, the fair value of the C5 Notes is approximately $10,520 based on Level 3 inputs. Interest expense related to the C5 Notes for the three and nine months ended October 31, 2023 was $423 and $1,316. The Company also recognized interest expense of $0 and $55 related to the accretion of the debt discount created by the embedded conversion feature included within the C5 Notes issued during the three and nine months ended October 31, 2023, respectively, which is included in interest expense in the condensed consolidated statement of operations. As a result of the Court issued Automatic Stay and in accordance with ASC 852, the Company has accrued interest expense on the C5 Notes only up to the Petition Date.

As of October 31, 2023, the Company had issued secured convertible promissory notes to C5 in the amount of $15,275. The outstanding principle amount, along with accrued and unpaid interest of $1,307 was reclassified as liabilities subject to compromise as of October 12, 2023. See Note 12 for additional information.

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

As of October 31, 2023, the fair value of the Korr Note is approximately $347 based on Level 3 inputs. As of October 31, 2023, the effective interest rate on the Korr Note was 50.71%. Interest expense related to the Korr Note for the nine months ended October 31, 2023 was $59, which was a result of effective interest of $10 incurred under the Korr Note, as well as $49 in interest expense related to the amortization of related OID, which is included in interest expense in the condensed consolidated statement of operations. Interest expense related to the Korr Note for the three months ended October 31, 2023 was $53, which was a result of effective interest of $8 incurred under the Korr Note, as well as $44 in interest expense related to the amortization of related OID, which is included in interest expense in the condensed consolidated statement of operations. As a result of the Court issued Automatic Stay and in accordance with ASC 852, the Company has accrued interest expense on the Korr Note only up to the Petition Date.

As noted above, the furlough of the Company’s employees, cessation of business operations and the filing of the Chapter 11 Cases constitute events of default under the Korr Note. As a result of the Chapter 11 Cases, the Company wrote off the balance of OID of $6. The outstanding principle amount, along with accrued an unpaid interest of $10, was reclassified as liabilities subject to compromise as of October 12, 2023. See Note 12 for additional information.

DIP Facility

On October 10, 2023, the Debtors, and the DIP Facility Lender entered into a Term Sheet, which sets forth the principal terms of the DIP Documents, pursuant to which the DIP Facility Lender would provide the Company with a Maximum Facility Amount not to exceed $10,000, consisting of up to $8,500 of DIP Term Loans and $1,499 of the Bridge Amount, subject to the terms and conditions set forth in the Term Sheet. Until the entry of a final order approving the DIP Facility by the Bankruptcy Court, a maximum amount of up to $4,500 of the DIP Facility (inclusive of the Bridge Amount) would be available on an interim basis. As of October 31, 2023, the DIP Facility Lender advanced the Bridge Amount of $1,499 to the Company. The Bridge Amount is secured by all the assets of the Debtors.

10. Income Taxes

The income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate as adjusted for discrete items arising in that quarter. The effective income tax rate was (0.1%) and 0.00% for the nine months ended October 31, 2023 and 2022, respectively. The effective tax rate differs from the U.S. statutory rate primarily due to the full valuation allowances on the Company’s net domestic deferred tax assets and impact of foreign tax rate differential.

11. Related Party Transactions

Product, subscription and support revenue from Related Parties

Certain investors and companies who the Company is affiliated with purchased software, subscription and support revenue during the periods presented and the contracts with related parties ended in October 2022. There was no revenue from contracts with related parties recognized for the three and nine months ended October 31, 2023. The Company recognized $210 and $948 of revenue from contracts with related parties for the three and nine months ended October 31, 2022, respectively. There is no receivable balance as of October 31, 2023. The corresponding receivable was $0 as of January 31, 2023 after the Company recorded an allowance for bad debt of $1,283.

Indebtedness and Other Transactions

See Note 1 and Note 9 for additional information relating to indebtedness held by certain affiliates of the Company, including the BOD Notes, C5 Notes, and the Korr Note.

12. Liabilities Subject to Compromise

As discussed in Note 1. Organization and Summary of Changes in Significant Accounting Policies, since the Petition Date, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying condensed consolidated balance sheet, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims of the debtor entities that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. On January 18, 2024, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming the Joint Plan, which approved and confirmed the Joint Plan (the “Confirmation Order”). The Debtors expect that the Effective Date of the Joint Plan will occur as soon as all conditions precedent to the Joint Plan have been satisfied. Although the Debtors anticipate that all conditions will be satisfied, the Debtors can make no assurances as to when, or ultimately if, the Joint Plan will become effective. Liabilities subject to compromise at October 31, 2023, consisted of the following:

October 31, 2023
Accounts payable	$7,570
Accrued expenses	69
Other current liabilities	690
Debt subject to compromise	28,539
Accrued interest on debt subject to compromise	2,198
Other long-term liabilities	1,600
Total liabilities subject to compromise	$40,666

13. Reorganization Items, net

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the nine months ended October 31, 2023 and were as follows:

Reorganization	Nine Months Ended October 31,
Write-off of pre-petition deferred financing costs and debt discount	$125
Professional fees	713
Reorganization items, net	$838

Professional fees included in Reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. Deferred long-term debt fees and original issue discount are included in Reorganization items, net. No cash was paid for Reorganization items, net as of October 31, 2023.

14. Net Loss Per Share Attributable to Common Stockholders

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

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator: Net loss	$(6,335)	$(32,009)	$(22,413)	$(93,593)
Denominator: Basic and Diluted Weighted-average shares in computing net loss per share attributable to common stockholders	123,001	105,033	118,004	101,925
Net loss attributable to common stockholders—basic and diluted	$(0.05)	$(0.30)	$(0.19)	$(0.92)

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

	As of October 31, 2023	As of October 31, 2022
Shares of common stock issuable from stock options	465	810
Unvested RSUs	—	7,030
Convertible notes	—	1,373
Warrants	8,606	8,606
Potential common shares excluded from diluted net loss per share	9,071	17,819

15. Subsequent Events

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

Our Collective Defense platform is a subscription-based pricing and flexible delivery model, with 85.1% of our revenue for the nine months ended October 31, 2023 related to deployments involving our key partner, AWS. To make it as easy as possible for customers to add Collective Defense into their existing security stack, we have built a rich set of APIs that enable integrations with standard security products, including SIEM, SOAR, EDR, NGFW tools, and cloud-native logs from the major public cloud providers.

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

On September 15, 2022, we issued a senior unsecured convertible promissory note to 3i, LP (“3i”) for an aggregate principal amount of $10.3 million, net of debt discount for cash proceeds of $10.0 million. The Company prepaid approximately $6.1 million of the convertible notes to 3i and, as a result, approximately $4.2 million principal amount of the convertible notes remained outstanding thereafter. As of December 31, 2023, the conditions to the additional borrowing have not been met and, as such, the Company is in default under these convertible notes. For more information, see "Liquidity and Capital Resources-3i Convertible Debt Facility" and see Note 9 to our interim condensed consolidated financial statements included in this report.

From December 2022 to August 2023, we issued and sold senior secured promissory notes in an aggregate principal amount of $8.5 million to a total of eight lenders, including certain members of our Board of Directors or their affiliates. For more information see "Liquidity and Capital Resources-Director and C5 Loans." The Company is in default under these secured promissory notes. See Note 9, Debt, to our interim condensed consolidated financial statements included in this report.

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

In July, 2023, we entered into the Korr Note with Korr Acquisition Group, Inc., in the original principal amount of $0.6 million (the "Korr Note"), which was issued and funded with an original issue discount of 9.9%. For more information see "Liquidity and Capital Resources-Korr Note.” The Company is in default under the Korr Note. See Note 9, Debt to our interim condensed consolidated financial statements included in this report.

On October 10, 2023, the DIP Lenders advanced the $1.5 million Bridge Amount to the Company, which is secured by all of the assets of the Debtors. For more information see "Liquidity and Capital Resources-DIP Facility." See Note 9, Debt, to our interim condensed consolidated financial statements included in this report.

During the nine months ended October 31, 2023, we incurred a net loss of $22.4 million, of which $2.3 million related to non-cash expense related to stock-based compensation, and used $13.3 million in cash to fund our operations. As of October 31, 2023, we had $0.8 million of cash on hand to continue to fund our operations.

See Note 15, Subsequent Events, to our interim condensed consolidated financial statements included in this report, including, without limitation, with respect to additional indebtedness incurred after October 31, 2023, various events of default under the Company’s outstanding indebtedness and the filing of the Chapter 11 Cases.

Recent Developments

Chapter 11 Cases

On October 12, 2023, the Company and IronNet Cybersecurity, Inc. ("IronNet Cybersecurity"), the Company’s wholly-owned subsidiary (collectively, the “Debtors”), filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court (such cases, the “Chapter 11 Cases”). The Debtors and their subsidiaries continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 Cases are currently jointly administered under the caption In re IronNet, Inc. et al., Case No. 23-11710 (Bankr. D. Del. 2023).

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

On January 17, 2024, the IronNet Cybersecurity, Inc., Ferrous Investors LP, ITC Global Advisers, LLC and certain other parties entered into a Post-Bankruptcy Financing Term Sheet providing for the issuances of $15.0 million of secured convertible notes following the Effective Date of the Joint Plan. Such post-Effective Date financing consists of secured convertible notes issuable by IronNet Cybersecurity that bear interest at 6.00% per annum and that will mature 48 months after issuance, unless converted into shares of Series A preferred stock of the Company. As of January 29, 2024, $0.5 million has been issued to the Company under the Post-Bankruptcy Financing Term Sheet.

See Note 15, Subsequent Events, to our interim condensed consolidated financial statements included in this report with respect to additional recent developments.

Liquidity and Going Concern

As of October 31, 2023, the Company had cash and cash equivalents of $0.8 million which is not legally restricted to use, collectable receivables of $0.3 million, and accounts payable and accrued expenses not subject to compromise of $5.4 million, including $1.3 million due to taxing authorities.

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

On September 14, 2022, the Company entered into a Securities Purchase Agreement ("SPA") with 3i, which is an affiliate of Tumim, pursuant to which the Company agreed to sell and issue senior unsecured convertible promissory notes (the "Convertible Notes") to 3i in the aggregate principal amount of up to $25.8 million. On September 15, 2022, the Company issued a Convertible Note to 3i in the principal amount of $10.3 million, net of discount for cash proceeds of $10 million. The Company initially borrowed approximately $10.3 million and issued related Convertible Notes to 3i, including a 3% Original Issue Discount ("OID"), with an 18-month term. The Company prepaid approximately $6.1 million of the Convertible Notes to 3i and, as a result, approximately $4.2 million principal amount of the Convertible Note remained outstanding thereafter. As of the date of this report, the conditions to the additional borrowing have not been met. We are currently in default under the Convertible Notes. See Note 9 to our interim condensed consolidated financial statements for additional information.

Between December 14, 2022 and September 17, 2023, the Company issued senior secured promissory notes in an aggregate principal amount of $8.5 million to a total of nine lenders including directors of the Company. Between January 11, 2023 and August 31, 2023, the Company issued senior secured convertible promissory notes in the aggregate principal amount of $15.3 million to entities affiliated with C5 Capital Limited (“C5”), a beneficial owner of more than 5% of the Company’s outstanding common stock. As of October 31, 2023, the Company had issued $8.5 million in senior secured promissory notes to eight lenders and $15.3 million in senior secured convertible promissory notes to C5. We are currently in default under the BOD and C5 Notes. See Note 9 to our interim condensed consolidated financial statements for additional information.

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

On October 10, 2023, the Debtors, and the DIP Facility Lender entered into a Term Sheet, which sets forth the principal terms of the DIP Documents, pursuant to which the DIP Facility Lender would provide the Company with a Maximum Facility Amount not to exceed $10.0 million, consisting of up to $8.5 million of DIP Term Loans and $1.5 million of the Bridge Amount, subject to the terms and conditions set forth in the Term Sheet. Until the entry of a final order approving the DIP Facility by the Bankruptcy Court, a maximum amount of up to $4.5 million of the DIP Facility (inclusive of the Bridge Amount) would be available on an interim basis.

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

As of October 31, 2023, the company had approximately 90 employees. As of January 29, 2024, the Company had approximately 28 employees.

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

Tumim Purchase Notices

Between November 25, 2022 and December 14, 2022, we issued a series of purchase notices (the “Purchase Notices”) to Tumim Stone Capital, LLC (“Tumim”) pursuant to the terms of a Common Stock Purchase Agreement (the “Purchase Agreement”) we entered into with Tumim on February 11, 2022. Pursuant to the Purchase Notices, we issued 2,511,365 shares of our common stock to Tumim and received aggregate proceeds of approximately $0.6 million. On June 16, 2023, Tumim notified the Company of Tumim’s election to terminate the Purchase Agreement, effective as of June 20, 2023. As of October 31, 2023, the Company was not able to raise additional funds under the equity line with Tumim. For more information on the Purchase Agreement, see “Liquidity and Capital Resources—Tumim Stone Capital Committed Equity Financing” in our interim condensed consolidated financial statements included in this report.

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

	October 31,
	2023	2022

Recurring Software Customers	43	70
Year-over-year growth	(39)%	(5)%

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

	October 31,
	2023	2022

Annual recurring revenue	$15.8	$28.2
Year-over-year growth	-44%	3%

ARR decreased during the nine months ended October 31, 2023 as a result of the decrease in recurring software customer count and the decrease in the number of existing contracts.

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

We calculate our dollar-based average contract length as follows:

a.
Numerator: We multiply the average total length of the contracts, measured in years or fractions thereof, by the respective revenue recognized for the nine months ended October 31, 2023 and 2022, as applicable.
b.
Denominator: We use the revenue attributable to software and product customers for the nine months ended October 31, 2023 and 2022 in the numerator. This effectively represents the revenue base that is being generated by those customers.

Dollar-based average contract length is obtained by dividing the Numerator by the Denominator. Our dollar-based average contract length increased from 3.0 to 3.2 years, or 7%, as of the end of the nine month period ended October 31, 2023 as compared to the end of the same period in fiscal 2023 due to the addition of two longer term contracts and a short term contract ending.

	Nine Months Ended October 31,
	2023	2022
	(in years)
Dollar-based average contract length	3.2	3.0

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

Calculated billings decreased by $8.3 million, or 49%, for the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022, and decreased by $2.4 million, or 76%, for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022. We expect that calculated billings will be affected by the timing of entering into agreements with customers and the mix of billings in each reporting period as we typically invoice customers multi-year or annually in advance and, to a lesser extent, monthly in advance.

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

The following table presents a reconciliation of revenue, the most directly comparable financial measure calculated in accordance with GAAP, to calculated billings:

	Three Months Ended October 31,
	2023	2022	2023 vs 2022
	(in millions)
Revenue	$4.6	$7.0	(2.4)	(34.7)%
Add: Total Deferred revenue, end of period	18.5	30.2	(11.7)	(38.8)%
Less: Total Deferred revenue, beginning of period	22.3	34.1	(11.8)	(34.6)%
Calculated billings	$0.8	$3.1	(2.4)	(75.9)%

	Nine Months Ended October 31,
	2023	2022	2023 vs 2022
	(in millions)
Revenue	$17.4	$20.3	(2.9)	(14.4)%
Add: Total Deferred revenue, end of period	18.5	30.2	(11.7)	(38.8)%
Less: Total Deferred revenue, beginning of period	27.1	33.5	(6.4)	(19.0)%
Calculated billings	$8.7	$17.0	(8.3)	(48.8)%

Components of Our Results of Operations

Revenue

Our revenues are derived from sales of product, subscriptions, subscription-like software products and software support contracts as well as from professional services. Products, subscription and support revenues accounted for 100% and 95% of our revenue in the three month periods ended October 31, 2023 and 2022, respectively. Products, subscriptions and support revenues accounted for 99% and 96% of our revenue in the nine month periods ended October 31, 2023 and 2022, respectively. Professional services revenues accounted for 0% and 5% of our revenue in the three months ended October 31, 2023 and 2022, respectively. Professional services revenues accounted for 1% and 4% of our revenue in the three month periods ended October 31, 2023 and 2022, respectively.

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

Reorganization items, net

Reorganization items, net consists of costs incurred associated with the reorganization in connection with the Chapter 11 Cases, principally professional fees, as well as the write-off of debt issuance costs and OID as of the Petition Date.

Provision for income taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes and withholding taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state deferred tax assets.

Results of Operations

Comparison of the Three Months Ended October 31, 2023 and 2022

The following tables set forth our consolidated statement of operations data for each period presented:

	Three Months Ended October 31,				2023 vs 2022
	2023	Percentage of Revenue	2022	Percentage of Revenue	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$4,562	100%	$6,674	96%	$(2,112)	(32)%
Professional services revenue	-	—%	314	4%	(314)	(100)%
Total revenue	4,562	100%	6,988	100%	(2,426)	(35)%
Cost of product, subscription and support revenue	3,828	84%	4,206	60%	(378)	(9)%
Cost of professional services revenue	4	0%	83	1%	(79)	(95)%
Total cost of revenue	3,832	84%	4,289	61%	(457)	(11)%
Gross profit	730	16%	2,699	39%	(1,969)	(73)%
Operating expenses
Research and development	1,456	32%	6,804	97%	(5,348)	(79)%
Sales and marketing	1,001	22%	7,774	111%	(6,773)	(87)%
General and administrative	2,965	65%	19,723	282%	(16,758)	(85)%
Total operating expenses	5,422	119%	34,301	491%	(28,879)	(84)%
Operating loss	(4,692)	(103)%	(31,602)	(452)%	26,910	(85)%
Interest expense	(915)	(20)%	(320)	(5)%	(595)	186%
Other income	174	4%	493	7%	(319)	(65)%
Other expense	(65)	(1)%	(581)	(9)%	516	(89)%
Change in fair value of warrants liabilities	-	—%	3	1%	(3)	(100)%
Loss before reorganization items	(5,498)	(121)%	(32,007)	(459)%	26,509	(83)%
Reorganization items (Note 13)	838	18%	-	—%	838	100%
Loss before income taxes	(6,336)	(139)%	(32,007)	(458)%	25,671	(80)%
Provision for income taxes	1	0%	(2)	(0)%	3	(150)%
Net loss	$(6,335)	(139)%	(32,009)	(458)%	25,674	(80)%

Revenue

Total revenue decreased by $2.4 million or 35% in the three months ended October 31, 2023, as compared to the same period in fiscal 2023.

Product, subscription and support revenue decreased by $2.1 million or 32% primarily due to the net effect of our transition from contracts that had non-recurring elements which did not renew in full, replaced by revenues from contract forms that were designed to fully renew with legacy customers and signing new customers.

Professional services revenue decreased by $0.3 million or 100% in the three months ended October 31, 2023, as compared to the same period in fiscal 2023.

Cost of Revenue

Total cost of revenue decreased by $0.5 million or 11% in the three months ended October 31, 2023, as compared to the same period in fiscal 2023. Cost of product, subscription and support revenue decreased by $0.4 million or 9% in the three months ended October 31, 2023, as compared to the same period in fiscal 2023. The change was primarily due to a decrease in cloud subscription customers and optimization of cloud computing costs offset by an increase in hardware costs due to inventory write off..

Cost of professional service cost of revenue decreased by $0.1 million or 95% in the three months ended October 31, 2023, as compared to the same period in fiscal 2023. The change was primarily due to a decrease in headcount and a decrease in the volume of professional services provided to customers.

Gross Profit and Gross Margin

Mix changes in cost of revenue resulted in a decrease in product, subscription and support gross margin to 16% in the three months ended October 31, 2023, as compared to 37% in the same period in fiscal 2023, and a decrease in professional services gross margin to 0% in the three months ended October 31, 2023 as compared to 74% in the same period in fiscal 2023. The period over period decrease in margin for product was primarily the result of a decrease in revenue and an increase in hardware costs due to inventory write offs.

The following tables show gross profit and gross margin, respectively, for product, subscription and support revenue and professional services revenue for the three months ended October 31, 2023 and 2022.

	Three Months Ended October 31,		2023 vs 2022
	2023	2022	Change $	Change %
	($ in millions)
Product, subscription and support gross profit	$0.7	$2.5	$(1.8)	(71)%
Professional services gross profit	$(0.0)	$0.2	$(0.2)	(102)%
Total gross profit	$0.7	$2.7	$(2.0)	(173)%

	Three Months Ended October 31,
	2023	2022	Change

Product, subscription and support margin	16.1%	37.0%	(20.9)%
Professional services margin	—%	73.7%	-73.7%
Total gross margin	16.0%	38.6%	(22.6)%

Operating expenses

Research and development

Research and development expenses decreased by $5.3 million or 79% in the three months ended October 31, 2023, due to a decrease in headcount of $3.8 million, stock compensation expense decreasing by $0.8 million, cloud hosting expense decreasing by $0.5, and the remaining decrease of $0.3 million primarily relates to a decrease in outside services.

Sales and marketing

Sales and marketing cost decreased by $6.8 million or 87% in the three months ended October 31, 2023, due to a decrease in headcount of $4.0 million. The remaining decrease of $2.8 million is driven primarily by additional cost saving, actions.

General and administrative

General and administrative costs decreased by $16.8 million or 85% in the three months ended October 31, 2023, due to a decrease in non-cash stock compensation expense of $13.0 million, with the remaining decrease of $3.6 million primarily driven by the decrease in headcount and cost saving actions.

Interest expense

Interest expense increased by $0.6 million or 186% in the three months ended October 31, 2023, primarily as the result of interest expense incurred on the Convertible Note, C5 Notes, and Director Notes.

Other income

Other income decreased by $0.3 million or 65% in the three months ended October 31, 2023, primarily as the result of a gain on a fixed asset disposal in the prior comparable period.

Other expense

Other expense decreased by $0.5 million or 89% in the three months ended October 31, 2023 as compared to the same period in fiscal 2023, primarily as the result of a cumulative impact of foreign currency losses in the prior year.

Reorganization items, net

Reorganization items, net increased by $0.8 million in the three months ended October 31, 2023, as the result of a write off of debt issuance costs and OID of $0.1 million and $0.7 million in professional fees incurred in connection with the Chapter 11 Cases.

Provision for income taxes

The change in provision for income taxes was immaterial to the results of operations primarily due to our continued net loss position, the accumulation of net loss carryforwards, and offsetting valuation allowance.

Comparison of the Nine Months Ended October 31, 2023 and 2022

The following tables set forth our consolidated statement of operations data for each period presented:

	Nine Months Ended October 31,				2023 vs 2022
	2023	Percentage of Revenue	2022	Percentage of Revenue	Change $	Change %
	($ in thousands)
Product, subscription and support revenue	$17,182	99%	$19,331	95%	$(2,149)	(11)%
Professional services revenue	172	1%	952	5%	(780)	(82)%
Total revenue	17,354	100%	20,283	100%	(2,929)	(14)%
Cost of product, subscription and support revenue	8,746	50%	8,875	44%	(129)	(1)%
Cost of professional services revenue	92	1%	397	2%	(305)	(77)%
Total cost of revenue	8,838	51%	9,272	46%	(434)	(5)%
Gross profit	8,516	49%	11,011	54%	(2,495)	(23)%
Operating expenses
Research and development	7,813	45%	27,246	134%	(19,433)	(71)%
Sales and marketing	4,069	23%	27,194	134%	(23,125)	(85)%
General and administrative	15,262	88%	48,742	240%	(33,480)	(69)%
Total operating expenses	27,144	156%	103,182	509%	(76,038)	(74)%
Operating loss	(18,628)	(107)%	(92,171)	(454)%	73,543	(80)%
Interest expense	(3,453)	(20)%	(482)	(2)%	(2,971)	616%
Other income	785	5%	55	0%	730	1,327%
Other expense	(266)	(2)%	(995)	(5)%	729	(73)%
Change in fair value of warrants liabilities	-	—%	6	0%	(6)	(100)%
Loss before reorganization items	(21,562)	(124)%	(93,587)	(461)%	72,025	(77)%
Reorganization items (Note 13)	838	5%	—	—%	838	100%
Loss before income taxes	(22,400)	(129)%	(93,587)	(461)%	71,187	(76)%
Provision for income taxes	(13)	(0)%	(6)	(0)%	(7)	129%
Net loss	$(22,413)	(129)%	(93,593)	(461)%	71,180	(76)%

Revenue

Total revenue decreased by $2.9 million or 14% in the nine months ended October 31, 2023, as compared to the same period in fiscal 2023.

Product, subscription and support revenue decreased by $2.1 million or 11% primarily due to the net effect of the Company’s transition from contracts that had material nonrecurring elements which would not renew in full, replaced by revenues from contract forms that were designed to fully renew with legacy customers and signing new customers.

Professional services revenue decreased by $0.8 million or 82% in the nine months ended October 31, 2023, as compared to the same period in fiscal 2023.

Cost of Revenue

Total cost of revenue decreased by $0.4 million or 5% in the nine months ended October 31, 2023, as compared to the same period in fiscal 2023. Cost of product, subscription and support revenue decreased by $0.1 million or 1% in the nine months ended October 31, 2023, as compared to the same period in fiscal 2023. The decrease was due to a decrease in cloud subscription customers and optimization of cloud computing costs offset by an increase in hardware costs due to inventory write off.

Cost of professional services revenue decreased by $0.3 million or 77% in the nine months ended October 31, 2023, as compared to the same period in fiscal 2023.

Gross Profit and Gross Margin

Mix changes in cost of revenue resulted in a decrease in product, subscription and support gross margin to 49% in the nine months ended October 31, 2023, as compared to 54% in the same period in fiscal 2023, and a decrease in professional services gross margin to 47% in the nine months ended October 31, 2023, as compared to 58% in the same period in fiscal 2023. The period over period decrease in margin for software was primarily the result of a decrease in revenue and an increase in hardware costs due to inventory write offs. Professional services margin will continue to be volatile contract to contract.

The following tables show gross profit and gross margin, respectively, for product, subscription and support revenue and professional services revenue for the nine months ended October 31, 2023 and 2022.

	Nine Months Ended October 31,		2023 vs 2022
	2023	2022	Change $	Change %
	($ in millions)
Product, subscription and support gross profit	$8.4	$10.5	$(2.1)	(20)%
Professional services gross profit	0.1	$0.5	$(0.4)	(84)%
Total gross profit	$8.5	$11.0	$(2.5)	(104)%

	Nine Months Ended October 31,
	2023	2022	Change

Product, subscription and support margin	49.1%	54.1%	(5.0)%
Professional services margin	46.5%	58.3%	-11.8%
Total gross margin	49.1%	54.3%	(5.2)%

Operating expenses

Research and development

Research and development expenses decreased by $19.4 million or 71% in the nine months ended October 31, 2023 due to a decrease in headcount of $11.6 million, stock compensation expense decreasing by $4.5 million, cloud hosting expense decreasing by $1.2, and the remaining decrease of $2.1 million primarily relates to a decrease in outside services.

Sales and marketing

Sales and marketing cost decreased by $23.1 million or 85% in the nine months ended October 31, 2023 is partially due to a decrease in non-cash stock compensation of $2.9 million. The remaining decrease of $20.2 million is driven by the decrease in headcount and cost saving actions.

General and administrative

General and administrative costs decreased by $33.5 million or 69% in the nine months ended October 31, 2023 due to a decrease in non-cash stock compensation expense of $23.3 million, with the remaining decrease of $10.0 million primarily driven by the decrease in headcount and cost saving actions.

Interest expense

Interest expense increased by $3.0 million or 616% in the nine months ended October 31, 2023, primarily as the result of interest expense incurred on the Convertible Note, C5 Notes, and Director Notes.

Other income

Other income increased by $0.7 million in the nine months ended October 31, 2023, primarily as the result of the decrease in fair value of the conversion option derivative liabilities established related to the Convertible Note and C5 Notes.

Other expense

Other expense decreased by $0.7 million or 73% in the nine months ended October 31, 2023 as compared to the same period in fiscal 2023, primarily as the result of a cumulative impact of foreign currency losses in the prior year.

Reorganization items, net

Reorganization items, net increased by $0.8 million in the nine months ended October 31, 2023, as the result of a write off of debt issuance costs and OID of $0.1 million and $0.7 million in professional fees incurred in connection with the Chapter 11 Cases.

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

In addition to the Chapter 11 Cases, our liquidity position and capital resources have been adversely impacted by numerous events, we issued additional indebtedness (including a debtor-in-possession financing facility in connection with the Chapter 11 Cases) and defaulted under all of our outstanding indebtedness. See above under “— Financing to Date”, “— Recent Developments”, “— Reductions in Force”, “— NYSE Delisting”, and Note 15 to our interim condensed consolidated financial statements included in this report.

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

Sources of Liquidity

We have incurred losses and negative cash flows from operations since inception. Through October, 2023, we have funded our operations with proceeds from sales of common stock and redeemable convertible preferred stock, proceeds related to the public trust shares held by Legacy LGL that were received as part of the Merger and recapitalization, the sale of Convertible Notes (as described below) to 3i, loans issued to the Board of Directors and C5, and receipts from sales of our products and services to customers in the ordinary course of business. As of October 31, 2023, we had cash and cash equivalents of $0.8 million, $4.2 million in convertible debt outstanding under the Convertible Note, $15.3 million in convertible debt outstanding under the C5 Notes, $8.5 million in debt outstanding under the Director Notes, $0.6 million in debt outstanding under the Korr Note. We are in default under all of these notes, which are included in liabilities subject to compromise as of October 31, 2023. The Bridge Amount of $1.5 million was also issued under the DIP facility. Through October 31, 2023, our primary source of liquidity has been the financing transactions described below and we are seeking additional debt funding in order to continue our operations.

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

On September 14, 2022, in connection with our entry into the SPA, we also entered into a Registration Rights Agreement with 3i (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file with the Securities and Exchange Commission (the “SEC”), within 60 calendar days following the date of the Registration Rights Agreement, a registration statement covering the resale of the shares of common stock issuable upon conversion of the outstanding Convertible Notes. This registration statement was filed on November 14, 2022 and declared effective by the SEC on November 30, 2022. As of the date of this report, this is not accessible.

During the year ended January 31, 2023, we elected to pay one of the Installment Amounts due in cash and one Installment Amount through a combination of cash and the issuance of common stock, which resulted in the issuance of 1,363,636 shares of common stock for an aggregate conversion amount of $0.4 million. During the nine months ended October 31, 2023, the Company paid two of the Installment Amounts due in cash and elected to pay $3.3 million of the principal balance, along with $0.3 million in accrued interest, through the issuance of common stock, which resulted in the issuance of 8,703,636 shares of common stock. The Company failed to pay Installment Amounts in December 2022 and April 2023, then from July 2023 through October 2023, which qualifies as an event of default per the Convertible Notes, and has resulted in the Company incurring interest at a rate of 10.0% per annum since the original event of default.

As of October 31, 2023, we had $4.2 million in principal and accrued and unpaid interest outstanding related to the Convertible Notes. We are currently in default under the Convertible Notes.

Director and C5 Loans

Between December 14, 2022 and December 16, 2022, we issued and sold senior secured promissory notes in an aggregate principal amount of $6.9 million (the “Initial Director Notes”) to a total of eight lenders, which included seven lenders who are either our directors or entities affiliated with our directors. Subsequently we and the holders of the Initial Director Notes agreed to amend and restate the Initial Director Notes to be substantially in the form to be issued to C5 (the “Director Notes”). This amendment and restatement occurred on January 11, 2023. On April 20, 2023, we issued and sold an additional Director Note in the amount of $0.3 million to the lender not affiliated with our directors. On May 19, 2023, the Company issued a secured convertible promissory note in the principal amount of $0.5 million to GEN Keith B. Alexander (Ret.). On August 29, 2023, the Company issued secured promissory notes in an aggregate principal amount of $0.8 million (the “August 2023 Notes”) to VADM Jan E. Tighe (Ret.) and Donald R. Dixon, members of the Company’s board of directors.

The Director Notes bear interest at a rate of 13.8% per annum from the respective dates of the Initial Director Notes, and the Director Notes were originally payable at scheduled maturity on June 30, 2023. On June 30, 2023, the Company and the noteholders executed amendments to these notes to extend the maturity dates thereof from June 30, 2023 to December 31, 2023. As of October 31, 2023, we had $8.5 million in principal and accrued interest outstanding related to the Director Notes.

On December 30, 2022, we issued a senior secured convertible promissory note in the principal amount of $2.0 million (the “Initial C5 Note”) to an affiliate of C5, which was amended and restated on January 11, 2023 (as amended and restated, the “Restated C5 Note”). On January 12, 2023, February 8, 2023, February 27, 2023, April 13, 2023, May 2, 2023 and May 8, 2023, we issued additional senior secured convertible promissory notes to affiliates of C5 (together with the Restated C5 Note, the “C5 Notes”) in principal amounts of $3.0 million, $4.0 million, $2.25 million, $0.6 million, $0.9 million, and $0.4 million, respectively. From June 12, 2023 through September 17, 2023, the Company issued $2.2 million in additional senior secured convertible promissory notes to affiliates of C5. Each of the C5 Notes bear interest at a rate of 13.8% per annum from the date of issuance (or in the case of the Restated C5 Note, from the date of the Initial C5 Note), and all such notes were originally payable at scheduled maturity on June 30, 2023, subject to acceleration in certain circumstances. On June 30, 2023, the Company and the noteholders executed amendments to these notes to extend the maturity dates thereof from June 30, 2023 to December 31, 2023.

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

As of October 31, 2023, we had $15.3 million in principal and accrued interest outstanding related to the C5 Notes. We are currently in default under the Director Notes and the C5 Notes.

Korr Note

On July 21, 2023, the Company entered into the Korr Note with Korr Acquisitions Group, Inc. In the original principal amount of $0.6 million. The Korr Note was issued and funded with original issue discount of 9.9% of the aggregate principal amount. The Korr Note bears interest at a rate of 8% from July 21, 2023, calculated on an actual/360 basis. The Korr Note is payable upon the earlier of October 21, 2023 and the time at which the Company receives all amounts payable under certain covered agreements and is secured by receivables owing from time to time to the Company under those certain support, solutions or services contract(s), as designated in the Korr Note. The proceeds received from the Korr Note were used to fund general corporate and working capital needs. We are currently in default under the Korr Note.

DIP Facility

On October 10, 2023, the Debtors and the DIP Lenders entered into the DIP Documents, pursuant to which the DIP Facility Lender would provide the Company with a senior (priming) secured and superpriority debtor-in-possession delayed-draw term loan credit facility in an aggregate principal amount not to exceed $10.0 million (the “Maximum Facility Amount”), consisting of up to $8.5 million of DIP Term Loans and $1.5 million of the Bridge Amount (as defined below) (collectively, the “DIP Loans”), subject to the terms and conditions set forth in the Term Sheet. Until the entry of a final order approving the DIP Facility by the Bankruptcy Court, a maximum amount of up to $4.5 million of the DIP Facility (inclusive of the Bridge Amount) would be available on an interim basis. As of October 31, 2023, the DIP Facility Lender advanced the Bridge Amount of $1.5 million to the Company. The Bridge Amount is secured by all the assets of the Debtors.

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

In addition to the Chapter 11 Cases, subsequent to October 31, 2023, our liquidity position and capital resources were adversely impacted by numerous events, we issued additional indebtedness (including a debtor-in-possession financing facility in connection with the Chapter 11 Cases) and defaulted under all of our outstanding indebtedness. See above under “— Financing to Date”, “— Recent Developments”, “— Reductions in Force”, “— NYSE Delisting”, and Note 15 to our interim condensed consolidated financial statements included in this report.

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

Cash Flows

For the Nine Months Ended October 31, 2023 and 2022

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2023	2022
	(in millions)
Net cash used in operating activities	$(13.3)	$(53.6)
Net cash used in investing activities	$(0.6)	$(2.1)
Net cash provided by financing activities	$7.1	$16.3

Operating Activities

Net cash used in operating activities during the nine months ended October 31, 2023 was $13.3 million, which was primarily driven by a net loss of $22.4 million and non cash charges of $8.6 million. Non-cash charges primarily consisted of $2.3 million of stock compensation expense, $1.5 million of depreciation and amortization expense, and $3.0 million of non-cash interest expense. Cash used in operating activities during the year was primarily driven by a decrease in accounts receivable of $3.6 million, a decrease in deferred costs of $2.5 million, and a decrease in prepaid expenses of $1.5 million, offset by a decrease in deferred revenue of $8.6 million, which is the result of timing of new customer contracts.

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

Investing Activities

Net cash used in investing activities during the nine months ended October 31, 2023 of $0.6 million was primarily a result of capitalized software development costs.

Net cash used in investing activities during the nine months ended October 31, 2022 of $2.1 million was primarily a result of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities of $7.1 million during the nine months ended October 31, 2023 was primarily due to $12.4 million net cash proceeds from related party debt and $1.4 million received for overpayment of tax obligations for vested RSUs, which is offset by $6.7 million in cash remitted to taxing authorities to fund employee tax obligations for vested RSUs and a $1.4 million repayment of debt.

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

Contractual Obligations

Our principal commitments consist of the obligations to repay amounts borrowed under (i) the Convertible Note issued to 3i, unless earlier converted into shares of our common stock under the terms of the Convertible Note, (ii) the Director Notes, (iii) the C5 Notes, (iv) the Korr Note, and (v) the DIP Facility. For more information regarding our indebtedness, see Note 9 to our interim condensed consolidated financial statements included in this report.

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

As of September 30, 2023, all employees of the Company were terminated, which resulted in the cancellation of unvested RSUs. However, the RSUs issued to board members remained outstanding. As of October 31, 2023, the unrecognized compensation cost related to unvested RSUs without performance obligations is $214. The weighted average remaining vesting period was 2.13 years.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2023, the end of this period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2023 due to the material weaknesses in our internal control over financial reporting described below.

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

Management determined that these material weaknesses continued to exist as of October 31, 2023. These material weaknesses could result in a misstatement of substantially all accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected

Changes in Internal Control Over Financial Reporting

As discussed below, staffing changes during the quarter ended October 31, 2023 have impacted our implementation of the plan to remediate the existing material weaknesses. Other than what is discussed below, there were no changes in our internal control over financial reporting during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

We have continued implementation of a plan to remediate these material weaknesses. However, staffing changes during the latter half of the third quarter have prevented us from further implementation of the plan to remediate these material weaknesses. These remediation measures are ongoing and include the following:

•
we hired additional accounting and finance resources with public company experience, including expertise in technical accounting and complex transactions, including stock-based compensation arrangements, in addition to utilizing third-party consultants and specialists, to supplement our internal resources. However, due to lack of funding, we were forced to disengage with third-party consultants and specialists used to supplement our internal resources in September 2023. In November 2023, we reengaged these consultants and will continue to utilize their services until remediated;
•
we continue to revise account reconciliation controls within all business processes to require proper segregation of duties of preparer and reviewer utilizing the additional personnel mentioned above. However, reductions in staff have prevented us from maintaining the same level of segregation of duties, including those related to the preparation and review of journal entries and reconciliations;
•
we continued to maintain comprehensive access control protocols to restrict user and privileged access to certain applications and establishing additional controls over the preparation and review of journal entries; and
•
we are redesigning and strengthening financial system and application change management controls, testing and approval controls for program development, as well as data backup and restoration controls. However, we have paused redesigning and strengthening financial system and application change management controls, testing and approval controls for program development, as well as data backup and restoration controls due to budget constraints and elimination of the compliance officer position.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as set forth below, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition. For information regarding subsequent legal proceedings, particularly the Chapter 11 Cases, see Note 15 to our interim condensed consolidated financial statements included in this report.

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

The Company’s ability to continue as a going concern is contingent upon its ability to generate sufficient liquidity to meet its contractual obligations and operating needs. Beginning on the Petition Date, it is also contingent upon its ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan of reorganization and emerge from the Chapter 11 Cases. As a result, the Company faces risks and uncertainties related to, among other things, (i) the Company’s ability to obtain requisite support for a Chapter 11 plan from various stakeholders, and (ii) the potentially disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of our control, including rulings by the Bankruptcy Court and the actions of the Company’s creditors. There can be no assurance that we will be successful in executing a transaction, or consummating a Chapter 11 plan with respect to the Chapter 11 Cases. As a result of risks and uncertainties related to the aforementioned conditions, the delisting of our common stock, and the effects of potential disruption resulting from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with our recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern for the next 12 months. See Note 15 to our interim condensed consolidated financial statements included in this report for additional details regarding the Chapter 11 Cases.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under all of our pre-petition debt instruments.

Risks Related to Our Business and Industry

We have a history of losses and may not be able to achieve or sustain profitability in the future.

We have incurred net losses in all periods since our inception. We experienced net losses of $111.0 million and $242.6 million for fiscal year 2023 and fiscal year 2022, respectively and a net loss of $22.4 million for the nine months ended October 31, 2023. As of October 31, 2023, we had an accumulated deficit of $551.3 million. We cannot predict when or whether we will ever reach or maintain profitability. We will also continue to incur significant operating expenses, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that we will achieve increases in our total revenue or improvements in our results of operations. We also expect to incur significant additional legal, accounting, and other expenses as a public operating company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

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

We derive a substantial portion of our revenue from a limited number of customers. For fiscal year 2023, eight customers accounted for 61% of our revenue, with two of those customers accounting for 22% of our revenue. During the first nine months of fiscal 2024, four customers accounted for 51% of revenue.

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

Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable, subject to budgetary uncertainty and typically involves long sales cycles. We have made significant investments to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. In fiscal year 2022 and 2023, and during the quarter ended October 31, 2023, several contracts that we previously expected would be signed with government organizations have not yet materialized due to funding delays. Sales to U.S. federal, state and local governmental agencies have not accounted for, and may never account for, a significant portion of our revenue. U.S. federal, state and local government sales are subject to a number of challenges and risks that may adversely impact our business. Sales to such government entities include the following risks:

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

We derived 21% and 14% of our total revenue from our international customers for the periods ended October 31, 2023 and 2022, respectively. Our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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

Our directors, executive officers, and beneficial owners of 5% or more of our voting securities and their respective affiliates, beneficially owned, in the aggregate, approximately 30% of our outstanding common stock as of January 31, 2023 and October 31, 2023. This significant concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit	Description	Form	File No.	Exhibit	Filing Date
Number
2.1	Agreement and Plan of Reorganization and Merger, dated March 15, 2021.	S-4/A	333-256129	2.1	August 6, 2021
2.2	Amendment No. 1 to Agreement and Plan of Reorganization and Merger, dated August 6, 2021.	S-4/A	333-256129	2.2	August 6, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39125	3.1	September 1, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-39125	3.2	September 1, 2021
10.1*	Secured Promissory Note dated August 29, 2023 issued to VADM Jan E. Tighe
10.2*	Secured Promissory Note dated August 29, 2023 issued to Donald R. Dixon
10.3	Reinstatement Agreement dated October 13, 2023 between the Company and Amazon Web Services, Inc.
10.4	Term Sheet for Debtor-in-Possession Financing dated October 10, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE).

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